Form 10-Q
period 2001-06-30
MCSMOOTHIES INC
filed 2001-08-14
CIK 1130781

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                      COMMISSION FILE NUMBER:     333-56604
                                                 ----------

                               McSmoothies, Inc.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          California                                   91-2090516
----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)



                           827 State Street, Suite 14
                            Santa Barbara, CA 93101
                             (805) 560-1308 (PHONE)
                              (805) 560-3608 (FAX)
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock issued and outstanding as of June 30, 2001: 1,960,600 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                               McSMOOTHIES, INC.
                         (A Development State Company)
                                 BALANCE SHEET

                        ASSETS                        March 31, 2001        June 30, 2001
                                                      --------------        -------------

TOTAL ASSETS                                          $          -           $  5,300
                                                      ==============        =============

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accrued income taxes pay                                    10,820          $ 10,820
 Accounts payable                                                -              5,000
                                                      --------------        -------------
                Total current liabilities                    10,820            15,820
                                                      --------------        -------------
                                                             10,820            15,820
                                                      --------------        -------------
Stockholders' equity

  Common Stock, Par Value $0.001 per share-
   authorized shares 100,000,000, issued and
   outstanding 1,950,000 shares at March 31, 2001
   and 1,960,600 at June 30, 2001                             1,950             1,960

Paid-in Capital                                               1,800
Accumulated deficit                                         (14,570)          (19,570)
                                                      --------------        -------------
                 Total stockholders' equity                 (10,820)          (10,570)
                                                      --------------        -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $         -              5,300
                                                      ==============        =============










    The accompanying notes are an integral part of these financial statements.









                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                              MCSMOOTHIES, INC.
                         (A Development State Company)
                             Statement of Operation

                                            June 30,         June 30,
                                             2000             2000
                                           ------          -----------

Revenue                                $      -            $      -


General and administrative                (14,570)            (5,000)
                                           ------          -----------

 Net Profit (Loss) from operations        (14,570)            (5,000)


                                           ------          -----------

                                Net Loss  (14,570)            (5,000)
                                         ==========        ===========


Net Loss Per Share (Basic and Diluted)      (.01)              (.002)
                                         ==========        ===========
Weighted Average Common Shares
 Outstanding                            1,950,000           1,960,600








    The accompanying notes are an integral part of these financial statements.


                                             MCSMOOTHIES, INC.
                                      (A Development State Company)
                                    Statement of Stockholders' Equity
                                        the period March 21, 2000
                                  (inception) through June 30, 2001


                                                         Additional
                                     Common Stock        Paid-In       Accumulated
                                  Shares      Amount     Capital       Deficit        Total
                                  ------      ------     ----------    -----------    -----
Stocks issued for cash
Stocks issued for services       1,950,000     1,950       1,800                        3,750
Net loss for the period                                                 (14,570)      (14,570)
                                   ------      ------     ----------    -----------   --------
Balance at March 31, 2000        1,950,000     1,950       1,800        (14,570)      (10,820)

Stocks issued for cash              10,600        10       7,090         (5,000)       (2,100)

Balance at 6/30/01               1,960,600     1,960       8,890        (19,570)       (8,720)


    The accompanying notes are an integral part of these financial statements.





                                       MCSMOOTHIES, INC.
                                 (A Development State Company)
                                    Cash Flows

                                                             March 31, 2001    June 30, 2001
                                                             --------------    -------------
Operating activities
 Net Loss                                                      (14,570)         (5,000)
  Adjustments to reconcile net loss to
  net cash used in operating activities
Stocks issued for services at fair value                         3,750
Increase in accounts payable - stocks issued for cash           10,820           5,300
                                                             --------------    -------------
                                                                                 5,000
                   Net cash used in operating activities             -
                                                             --------------    -------------
    Net increase (decrease) in cash and cash equivalents             -               -
                                                             --------------    -------------
Cash and cash equivalents - beginning of year                                    5,300

Cash and cash equivalents - end of year                              -
                                                             ===========       =============


Non cash activities:
 Stocks issued for services at fair value                        3,750               0

    The accompanying notes are an integral part of these financial statements.

                                 MCSMOOTHIES, INC.
                         (A Development State Company)
                         Notes to Financial Statements
                                 June 30, 2001

NOTE 1 - NATURE OF BUSINESS

McSmoothies, Inc. (the Company) was incorporated under the laws of the state of California on March 21, 2000. It has developed a business plan to establish a chain of juice smoothie stores across the United States. The Company has been in the development state since its formation. Planned principal operations have not yet commenced.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.  Basis - The Company uses the accrual method of accounting.

B. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of November 30, 2000, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

NOTE 3 - INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". It requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Acquisition solutions, Ltd. has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

There is a provision for income taxes for the period ended November 30, 2000, to recognize California's minimum income tax. The Company's total deferred tax assets as of November 30, 2000 is as follows:

Net operating loss carryforward     $15,370
Valuation allowance                 (15,370)
                                    --------
Net deferred tax asset                    0
                                    =========

The net operating loss carry forward for federal tax purposes will expire in year 2020.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company issued a total of 1,950,000 shares of unregistered common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at par value of the services received. Legal counsel of the Company is related to a majority stockholder and officer in the Company.

NOTE 5 - GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

NOTE 6 - SUBSEQUENT EVENTS

The Company's name was changed to McSmoothies, Inc. on February 13, 2001.

NOTE 7 - FISCAL YEAR END

The fiscal year end of the Company is March 31t.

No dealer, salesperson or other person has been authorized to give any information or to make any representations in connection with this offering other than those contained in this prospectus and, if given or made, such information or representations must no be relied upon as having been authorized by Mc Smoothie's or its officers or directors. This prospectus does not constitute an offer to sell or a solicitation of an offer to buy any

NOTE 8 - THE COMPANY commenced its private offering of 200,000 shares of common stock on Form SB-2 March 2001.

                                    GENERAL
                                    -------

McSmoothies(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

                             UNAUDITED INFORMATION
                             ---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


     In this report references to "we," "us," and "our" refer to McSmoothies, Inc.


                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within MERCURY SOFTWARE's control. These factors include but are not limited to economic conditions generally and in the industries in which McSmoothies may participate; competition within McSmoothies's chosen industry, including competition from much larger competitors; technological advances and failure by McSmoothies to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended June 30, 2001 was $5,000, compared to a net loss of $14,570 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of June 30, 2001, we had $5,300 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

                None.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                 McSmoothies, Inc.

August 10, 2001                  By: Nina Gotova
                                     --------------------------------
                                     Nina Gotova, President