Form 10-Q
period 2001-09-30
MCSMOOTHIES INC
filed 2001-10-18
CIK 1130781

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

The number of shares of the registrant's common stock issued and outstanding as of September 30, 2001: 1,960,600 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                               McSMOOTHIES, INC.
                         (A Development State Company)
                                 BALANCE SHEET

                        ASSETS                        March 31, 2001        September 30, 2001
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
Stockholders' equity

  Common Stock, Par Value $0.001 per share-
   authorized shares 100,000,000, issued and
   outstanding 1,950,000 shares at March 31, 2001
   and 1,960,600 at September 30, 2001                        1,950             1,960

Paid-in Capital                                               1,800
Accumulated deficit                                         (14,570)          (19,570)
                                                      --------------        -------------
                 Total stockholders' equity                 (10,820)          (10,570)
                                                      --------------        -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $         -              5,300
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

                                          September 30,    September 30,
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


                                             MCSMOOTHIES, INC.
                                      (A Development State Company)
                                    Statement of Stockholders' Equity
                                        the period March 21, 2000
                                  (inception) through September 30, 2001


                                                         Additional
                                     Common Stock        Paid-In       Accumulated
                                  Shares      Amount     Capital       Deficit        Total
                                  ------      ------     ----------    -----------    -----
Stocks issued for cash
Stocks issued for services       1,950,000     1,950       1,800                        3,750
Net loss for the period                                                 (14,570)      (14,570)
                                   ------      ------     ----------    -----------   --------
Balance at March 31, 2000        1,950,000     1,950       1,800        (14,570)      (10,820)

Stocks issued for cash              10,600        10       7,090         (5,000)       (2,100)

Balance at 9/30/01               1,960,600     1,960       8,890        (19,570)       (8,720)


    The accompanying notes are an integral part of these financial statements.





                                       MCSMOOTHIES, INC.
                                 (A Development State Company)
                                    Cash Flows

                                                            September 30,       September 30,
                                                                2000               2001
                                                             --------------    -------------
Operating activities
 Net Loss                                                      (14,570)         (5,000)
  Adjustments to reconcile net loss to
  net cash used in operating activities
Stocks issued for services at fair value                         3,750
Increase in accounts payable - stocks issued for cash           10,820           5,300
                                                             --------------    -------------
                                                                                 5,000
                   Net cash used in operating activities             -
                                                             --------------    -------------
    Net increase (decrease) in cash and cash equivalents             -               -
                                                             --------------    -------------
Cash and cash equivalents - beginning of year                                    5,300
Cash and cash equivalents - end of year                              -
                                                             ===========       =============

Non cash activities:
 Stocks issued for services at fair value                        3,750               0

    The accompanying notes are an integral part of these financial statements.

                               MCSMOOTHIES, INC.
                         (A Development State Company)
                         Notes to Financial Statements
                               September 30, 2001

NOTE 1 - NATURE OF BUSINESS

McSmoothies, Inc. (the Company) was incorporated under the laws of the state of California on September 21, 2000. It has developed a business plan to establish a chain of juice smoothie stores across the United States. The Company has been in the development state since its formation. Planned principal operations have not yet commenced.

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

NOTE 7 - FISCAL YEAR END

The fiscal year end of the Company is March 31.

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

                                    GENERAL
                                    -------

McSmoothies(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended September 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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

                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within MCsMOOTHIE's control. These factors include but are not limited to economic conditions generally and in the industries in which McSmoothies may participate; competition within McSmoothies's chosen industry, including competition from much larger competitors; technological advances and failure by McSmoothies to successfully develop business relationships.


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the six months ended September 30, 2001 was $5,000, compared to a net loss of $14,570 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of September 30, 2001, we had $5,300 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended September 30, 2001 and the period September 30, 2000 would not be meaningful.

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


                                     McSmoothies, Inc.

October 16, 2001, 2001               By: Nina Gotova
                                     --------------------------------
                                     Nina Gotova, President