Form 10-Q/A
period 2001-06-30
MCSMOOTHIES INC
filed 2002-02-01
CIK 1130781

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10QSB/A

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









                              MCSMOOTHIES, INC.
                         (A Development State Company)
                             Statement of Operation

                                            June 30,         June 30,
                                             2000             2001
                                           ------          -----------

Revenue                                $      -            $      -


General and administrative                (14,570)            (5,000)
                                           ------          -----------

 Net Profit (Loss) from operations        (14,570)            (5,000)


                                           ------          -----------

                                Net Loss  (14,570)            (5,000)
                                         ==========        ===========


Net Loss Per Share (Basic and Diluted)      (.01)              (.002)
                                         ==========        ===========
Weighted Average Common Shares
 Outstanding                            1,950,000           1,960,600








    The accompanying notes are an integral part of these financial statements.

                                       MCSMOOTHIES, INC.
                                 (A Development State Company)
                                    Cash Flows

                                                             June 30, 2000    June 30, 2001
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

                                    GENERAL
                                    -------

McSmoothies(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their audited financial statements reported for the fiscal years ended March 31, 2000 and March 31, 2001 in its form SB-2 registration statement.

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

Liquidity and Capital Resources

As of June 30, 2001, we had $5,300 cash on hand and total current liabilities of $10,820. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.

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


                                 McSmoothies, Inc.

January 31, 2002                  By: Nina Gotova
                                     --------------------------------
                                     Nina Gotova, President