Form 10QSB
period 2001-12-31
MCSMOOTHIES INC
filed 2002-02-21
CIK 1130781

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10QSB/A

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended December 31, 2001

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

The number of shares of the registrant's common stock issued and outstanding as of December 31, 2001: 1,972,200 shares.

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

                        ASSETS                        March 31, 2001        December 31, 2001
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
Stockholders' equity

  Common Stock, Par Value $0.001 per share-
   authorized shares 100,000,000, issued and
   outstanding 1,950,000 shares at March 31, 2001
   and 1,960,600 at December 31, 2001                        1,950             1,972

Paid-in Capital                                               1,800         29,478
Accumulated deficit                                         (14,570)          (32,270)
                                                      --------------        -------------
                 Total stockholders' equity                 (10,820)          (   820)
                                                      --------------        -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $         -         $   10,000
                                                      ==============        =============










    The accompanying notes are an integral part of these financial statements.









                              MCSMOOTHIES, INC.
                         (A Development State Company)
                             Statement of Operation

                                            December 31,   December 31,
                                             2000             2001
                                           ------          -----------

Revenue                                $      -            $      -


General and administrative                    -                   -
                                           ------          -----------

 Net Profit (Loss) from operations            -                   -


                                           ------          -----------

                                Net Loss      -                   -
                                         ==========        ===========


Net Loss Per Share (Basic and Diluted)      (.00)              (.00)
                                         ==========        ===========
Weighted Average Common Shares
 Outstanding                            1,950,000           1,972,200








    The accompanying notes are an integral part of these financial statements.

                                       MCSMOOTHIES, INC.
                                 (A Development State Company)
                                    Cash Flows

                                                            December 31,       December 31,
                                                                2000               2001
                                                             --------------    -------------
Operating activities
 Net Loss                                                          -                -
  Adjustments to reconcile net loss to
  net cash used in operating activities
Stocks issued for services at fair value                           -                -
Stocks issued for cash                                             -                -
                                                             --------------    -------------

                   Net cash used in operating activities             -              -
                                                             --------------    -------------
    Net increase (decrease) in cash and cash equivalents             -              -
                                                             --------------    -------------
Cash and cash equivalents - beginning of period                      -           10,000
Cash and cash equivalents - end of period                            -             10,000
                                                             ===========       =============

Non cash activities:
 Stocks issued for services at fair value                            0               0

    The accompanying notes are an integral part of these financial statements.

                               MCSMOOTHIES, INC.
                         (A Development State Company)
                         Notes to Financial Statements
                               December 31, 2001

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

C. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

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

There is a provision for income taxes for the period ended December 31, 2001, to recognize California's minimum income tax. The Company's total deferred tax assets as of December 31, 2001 is as follows:

Net operating loss carryforward     $32,270
Valuation allowance                 (32,270)
                                    --------
Net deferred tax asset                    0
                                    =========

The net operating loss carry forward for federal tax purposes will expire in year 2020.



NOTE 4 - GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.


NOTE 5 - FISCAL YEAR END

The fiscal year end of the Company is March 31.

No dealer, salesperson or other person has been authorized to give any information or to make any representations in connection with this offering other than those contained in this prospectus and, if given or made, such information or representations must no be relied upon as having been authorized by Mc Smoothie's or its officers or directors. This prospectus does not constitute an offer to sell or a solicitation of an offer to buy any

NOTE 6 - THE COMPANY commenced its private offering of 200,000 shares of common stock on Form SB-2 March 2001, and sold 22,700 shares.

                                    GENERAL
                                    -------

McSmoothies(the Company) has elected to omit substantially all footnotes to the financial statements for the period ended December 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their audited financial statements on From SB-2, for the fiscal year ended March 31, 2001.

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


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the period ended December 31, 2001 was $0, compared to a net loss of $0 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of December 31, 2001, we had $10,000 cash on hand and total current liabilities of $10,820. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2001 and the period December 31, 2000 would not be meaningful.

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


                                     McSmoothies, Inc.

February 20, 2002                 By: Nina Gotova
                                     --------------------------------
                                     Nina Gotova, President