Form 10-K
period 2002-03-31
AMERI DREAM ENTERTAINMENT INC
filed 2002-07-09
CIK 1130781

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002


                        AMERI-DREAM ENTERTAINMENT, INC.
                     Formerly known as Mc Smoothie's, Inc.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                     91-2090516
--------------------------------------             -------------------------
(State or jurisdiction of incorporation            (I.R.S. Employer I.D. No.)
or organization


     79811 "A" Country Club Drive
     Bermuda Dunes, California                                    92201
(Address of principal executive offices)                        (Zip Code)
--------------------------------------                       ----------------


SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No
                                                              -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended March 31, 2002 were $0 The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of March 31, 2002, as arbitrarily determined by the board of directors, was approximately $1,972,700.

As at March 31, 2002, there were 1,972,700 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes     No   X
                                                               -----   -----

                                TABLE OF CONTENTS
                               -----------------
PART I
------

Item 1     Description of Business .............   3

Item 2     Description of Property..............   6

Item 3     Legal Proceedings ...................   6

Item 4     Submission of Matters to a
           Vote of Security Holders.............   6
PART II

Item 5     Market for Common Equity and
           Related Stockholder Matters .........   7

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ...........   9

Item 7     Financial Statements and
           Supplementary Data ..................  10

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ................  10


PART III

Item 9     Directors and Executive Officers
           of the Registrant ..................   10

Item 10    Executive Compensation .............   11

Item 11    Security Ownership of Certain
           Beneficial Owners and Management ...   12

Item 12    Certain Relationships and
           Related Transactions ...............   13

Item 13    Exhibits and Reports on Form 8-K ...   13

SIGNATURES ....................................   19


PART 1
------
                           FORWARD LOOKING STATEMENTS

This annual report statement contains forward-looking statements. AMERI-DREAM's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.


ITEM 1.   DESCRIPTION OF BUSINESS


                               RECENT DEVELOPMENTS

Ameri-Dream was organized on March 21, 2000, under the name, Acquisition Solutions, Ltd. On February 13, 2001, it changed its name to Mc Smoothie's, Inc. and adopted a plan of operations to establish a nationwide chain of juice-smoothie stores, based on its trade name. Due to a potential conflict with McDonalds corporation, we abandoned our trade name. In May, 2002, we identified an acquisition opportunity of a motion picture production company, and concentrated our efforts in that area of business. The acquisition of 100% of the common stock of Ameri-Dream Entertainment, Inc., a Nevada corporation, resulted in the Mc Smoothie's acquiring that Nevada corporation as a wholly owned subsidiary.


                               Business-in General

Ameri-Dream in the business of producing and distributing major motion pictures and series television programs. The company's major current planned production is titled "Dorf: U.S.M.C.". Tim Conway has contracted to star in his ongoing role as "Dorf" in this full length motion picture. Mr. Conway is a well known actor and comedian whose "Dorf Home Videos" series has achieved first place recognition throughout the world in establishing the "Dorf" character. "Dorf on Golf," the first Dorf video, was Number 1 in Video rentals and sales for 101 weeks as reported by "Box Office" magazine and pioneered a new venue for comedy production. Mr. Conway is the winner of 5 Emmy Awards for excellence in television. He has appeared in the films "The World's Greatest Athlete", "Dear God", "Speed II"and in films produced by Lang Elliott, as follows: "The Billion

Dollar Hobo", "The Prize Fighter", "The Private Eyes", and "They Went That-A-Way and That-A-Way". His television series have included "McHale's Navy","The Carol Burnett Show", "The Tin Conway Show" and the "Dorf" home videos. An actor, writer and producer, Mr. Conway received a star on Hollywood's "Walk of Fame" in 1989.

Ameri-Dream also developing a reality based television series with the working title "Pursuit", which will capture the large viewing audience currently involved with this popular series format. Wealso already owns significant film assets and completed screenplays.

We are a development stage company whose plan of operations is to produce and distribute high quality, low budget motion pictures and series television programs on an ongoing basis.


                            Forward Looking Statements

This report contains forward-looking statements. Mc Smoothie's, Inc.'s expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

                              Projects in Production

Dorf: USMC

Dorf: USMC is a comedy starring Tim Conway. The plot revolves around the character, Dorf. A maniacal dictator has captured a band of Navy Seals. Dorf, through a series of errors, has found himself shanghied and in a Marine Corps. Boot camp. Dorf's drill sergeant, Sgt. Fulton, is a tall, screaming Sergeant who has no patience for Dorf, who has no intention of changing his daily habits to adapt to Marine Corps. life. The fun intensifies when Dorf's unit attempts to rescue the Navy Seals.

The producers and directors of Dorf: USMC, consist entirely of our management. The screenplay was written by Hugh Kelley and Lang Elliot. Tim Conway will star as "Dorf," and Lang Elliot will produce and direct. Michael Weatherwax will write and compose the film's musical score. Reb Brown will be cast as one of the co-starring characters. All other casting considerations will be made concurrently with the financing of the motion picture, which we intend to accomplish by private placements of our common stock.

Estimated budget for "Dorf USMC"

Development Fee               $   100,000.00
Story & Rights                    275,000.00
Producer's Unit                   325,000.00
Director's Unit                   300,000.00
Cast/Stunts                       650,000.00

ABOVE THE LINE TOTAL:         $ 1,650,000.00
                              ---------------
Production Staff                  230,000.00
Extra Talent                      125,000.00
Set Design                         64,000.00
Set Construction                    8,000.00
Set Striking                        5,000.00
Set Operations                    250,000.00
Special Effects                   100,000.00
Set Dressing                       90,000.00
Props                              78,000.00
Wardrobe                           75,000.00
Action Props                       60,000.00
Make-Up & Hairdressing             30,000.00
Lighting                          100,000.00
Camera                            225,000.00
Production Sound                   65,000.00
Transportation                    375,000.00
Location                          200,000.00
Production Film & Lab             175,000.00
Tests                                 500.00
                              ---------------
SUB-TOTAL:                      2,255,500.00

Editorial & Projection            125,000.00
Post Production Film/Lab           40,000.00
Post-Production Sound              95,000.00
Music                             100,000.00
                              ---------------
SUB-TOTAL:                        360,000.00

Publicity                          25,000.00
General Expenses                   93,903.00
Insurance                          84,910.00
Completion Bond  (2 1/2%)         106,137.00
Contingency  (10%)                424,550.00
                              ---------------
SUB-TOTAL:                        734,500.00
BELOW THE LINE TOTAL:           3,350,000.00
                              ---------------

GRAND TOTAL:                  $ 5,000,000.00
                               ==============

                                   Competition

We compete with other television production companies which have greater financial resources and experience than us. We compete with major production companies, and competition for access to a limited supply of facilities and talented creative personnel to produce programs is often based on relationships and pricing. Our programs compete for time slots, ratings, distribution channels and financing, and related advertising revenues with other programming products. Our competitors include motion picture studios, television networks, and independent television production companies, which have become increasingly active in television programming. Our competitors include other, larger entities, which have substantially greater financial and other resources than us, and certain television syndicators, production companies, and networks. In addition, there is a strong trend toward vertical integration in the business, with more networks owning productions, making it more difficult for smaller, independent companies such as us to obtain favorable production financing and distribution terms.

                                    Employees

We currently have four employees, all of whom are management.


                                    Properties

Our headquarters is located at 79811 "A" Country Club Drive, Bermuda Dunes, California 92201, which we occupy pursuant to an oral agreement with Desert Corporate Services, Inc., which management believes is adequate for our needs.


                                     Patents

We current have no patents or trademarks. We have a pending trademark application for the mark, "Mc Smoothie's," which we have abandoned due to an informal cease and desist request by Mc Donalds. We own the copyright to the screenplay, Dorf: USMC. We own the domain names, www.mcsmoothies.com, www.mcsmoothies.net and www.mcsmoothies.org.


                              Government Regulation

Governmental regulations have little or no impact on Ameri-Dream. Nutra Pharma, Inc.'s business at the present time.


ITEM 2. DESCRIPTION OF PROPERTY

We rent office space from Desert Corporate Services, Inc. on an oral agreement, at 79811 "A"Country Club Drive, Bermuda Dunes, California, which we believe is sufficient for our current needs and is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

A lawsuit has been filed by American Receivables Funding, Inc. in the United States District Court of South Carolina, against Ameri-Dream and others, alleging under various theories that the controlling shareholders of Ameri-Dream in May, 2002, breached a letter of intent entered into between Ameri-Dream (then McSmoothie's, Inc. )and Associated Receivables in November, 2001, to acquire a controlling interest in McSmoothie's. Management believes the lawsuit to be lacking completely any merit and expects it will be resolved in its early stages.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a notice of shareholder's meeting and proxy statement filed on May 15, 2002, we held a special shareholders' meeting on May 29, 2002, to approve a name change to Ameri-Dream Entertainment, Inc. and a five to one forward split of share capital, which was approved.


PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the over-the-counter bulletin board under the symbol "MCSO" since February 25, 2002. As of March 31, 2002, there were 30 record holders of AMERI-DREAM Common Stock.


The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:

  Period Reported                 Average High Bid       Average Low Bid
  ----------------------------    ----------------       ---------------
  Quarter ended March 31, 2002        $   0                  $   0

The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. Source of information: NASDAQ Stock Market Over-The-Counter Bulletin Board.


                               PENNY STOCK STATUS

Our common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

   - Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

   - Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

   - Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

   - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of outstanding as of March 31, 2002 was 30.


 DIVIDENDS

No dividends have been declared or paid on the Company's common stock.

  ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended March 31, 2002 was $37,280, compared to a net loss of $14,570 for the comparable period of 2002. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception, and have just recently commenced operations.

Liquidity and Capital Resources

As of March 31, 2002, we had $35 cash on hand and total current liabilities of $22,645 and a working capital deficit $22,610. We have no material commitments. We believe that our current cash needs for at least the next twelve months can be met by private placements of our common However, there can be no assurance that our private placements will be successful. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2002 and the period ended March 31, 2002 would not be meaningful.

ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements among our independent accountants in the last fiscal year.


 PART III.
 ---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The members of the Board of Directors of AMERI-DREAM ENTERTAINMENT, INC. serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of AMERI-DREAM ENTERTAINMENT, INC. are:

Name                          Age                     Position
----------------             -----            ----------------------------
Lang Elliott                                   President, Chairman,
                                               CEO, CFO, Director
Hugh Kelley                                    Executive Vice-President and
                                               Director
Reb Brown                                      Chief Operating Officer and
                                               Director
Michael Wetherwax                              Vice-President and Director


Lang Elliott. Mr. Elliott is President, Chairman and Chief Executive Officer of the Company. He is a member of the Directors Guild of America, received Academy Award nominations for "Soldier of Orange" and "The Magic of Lassie" starring James Stewart and Mickey Rooney. Mr. Elliott formed Tristar Pictures Inc., which he later sold. He co-founded Longshot Enterprises with actor/comedian Tim Conway. Company credits include "Dorf On Golf" and the "Dorf" home video series. Mr. Elliott is a regular speaker for film organizations including Women In Films, UCLA Extension Programs and the American Film Institute. He produced many features including "The Billion Dollar Hobo", "The Prize Fighter" starring Tim Conway and Don Knotts, and "The Longshot" with Executive Producer Mike Nichols. He also produced and directed "The Private Eyes" starring Tim Conway and Don Knotts, and "Cage" starring Lou Ferrigno (1996, Cage received 3 nominations from the Media Access Awards including Best Picture). Mr. Elliott recently created a unique Financing & Collateral Program, which is Government Guaranteed, for motion pictures and other non-entertainment related investments. Additionally, he has new upcoming programs which include Privatized Social Security, Health Care, Retirement and Education.

Hugh Kelley. Mr. Kelley is Executive Vice-President of the Company. He is an accomplished screenplay writer with a number of fresh new screenplays. Mr. Kelley has received a "Poets and Writers" award and was also a 1996 nominee in the Outstanding contribution category of the Media Access Awards. He wrote three cable television programs for six years at a rate of five shows per week. Mr. Kelley authored a $50 million family film adventure entitled "Warriors of Virtue", distributed by MGM. In addition to television and cable, Mr. Kelley has also authored 6 books for children and several Martial Arts books. His work is outstanding and he is an extremely important asset to the company.

Reb Brown. Mr. Brown is Chief Operating Officer of the Company. He is a graduate of the University of Southern California (USC), has starred in over 27 feature films with celebrities including Gene Hackman, George C. Scott, John Lithgow and James Coburn. His film credits include "Uncommon Valor", "Cage", "Big Wednesday" and "Flight of the Intruder". Mr. Brown started his own production company, Sea Island Productions, and was nominated for "Best Actor" at the Australian Academy Awards for "Death of a Soldier". He has over 20 years of film making experience.

Michael Wetherwax. Mr. Wetherwax is Vice-President of the Company. He has composed, directed and performed musical scores for a number of productions
including Lang Elliott's films and was composer on CBS   TV's "Twilight Zone",
"Lassie", "Midnight" with Lynn Redgrave and "Tides of War". He also worked for Oliver Stone on "Talk Radio", Graham Nash for "Lifesighs" and was a "Golden Reel Winner" for "Tales from the Crypt". Mr. Wetherwax has studied with Hugh Montenegro, Quincy Jones, Earle Hagen and Frederick Fennell. In his early years he arranged for Henry Mancini and performed on the television series "Fame", "Knight Rider" and "Airwolf" as well as with the band "Toto". He also holds a degree in Computer Science.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation AMERI-DREAM has paid to its Chief Executive Officer and all other executive officers for services rendered up to the period ended March 31, 2002. No salaries were paid during the past fiscal year, and there were no grants of options or SAR grants given to any executive officers during the past fiscal year.


                               Annual Compensation

Name and Position            Salary      Bonus     Deferred
-----------------            ------      -----      ------

Lang Elliot                    0          0          0
Hugh Kelley                    0          0          0
Reb Brown                      0          0          0
Michael Wetherwax              0          0          0


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no written contracts or agreements. Employee compensation is set by the members of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of AMERI-DREAM ENTERTAINMENT, INC. as of the date of this disclosure(1), by (I) each person who is known by AMERI-DREAM ENTERTAINMENT, INC. to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of AMERI-DREAM ENTERTAINMENT, INC.'s directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address                    Number of Shares        Percentage Owned
----------------                    ----------------        ----------------

Michael Wetherwax                    450,000                    .1   %
79811 "A" Country Club Dr.
Bermuda Dunes, CA 92201

Lang Elliot                         6,000,000                   23.76%
79811 "A" Country Club Dr.
Bermuda Dunes, CA 92201

Addax Entertainment, Inc.           9,300,000                   36.83%
9627 South Gene Autry Trail
Suite C, Palm Springs, CA 92264

Hugh Kelley                         2,000,000                    7.9 %
79811 "A" Country Club Dr.
Bermuda Dunes, CA 92201

Reb Brown                             150,000                     .5 %
79811 "A" Country Club Dr.
Bermuda Dunes, CA 92201

All Officers and Directors
as a Group                         17,900,000                   70.89%
                        --------------------------------


This table is based on outstanding shares of 25,250,000 as of June 19, 2002.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 20, 2002, Ameri-Dream issued 1,630,000 shares of common stock to Lang Elliot, Michael Wetherwax, Garrett Sutton, Addax Entertainment, Inc., Hugh Kelley, and Reb Brown, pursuant to the share exchange agreement for the acquisition of Ameri-Dream Entertainment, Inc., a Nevada corporation. The issuance of shares was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated investors, who were given access to all corporate and financial information.

 ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Financial Statements (included in Part II of this Report):

  Report of Independent Certified Public Accountant
  Financial Statements
  Balance Sheets
  Statement of Loss And Accumulated Deficit
  Statements of Cash Flows

  Statements of Stockholder's Equity
  Notes to Consolidated Financial Statements

  (b) Reports on Form 8-K:

  (c) Exhibits
      None


 FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountant dated
 Financial Statements
 Balance Sheets
 Statement of Loss and Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Financial Statements

Board of Directors
McSmoothies, Inc.
(A Development Stage Company)
Santa Barbara, California

                         Independent Auditor's Report


We have audited the accompanying balance sheet of McSmoothies, Inc. (A Development Stage Company), as of March 31, 2002 and the related statement of operation, stockholders' equity, and cash flow for the period March 21, 2000 (inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McSmoothies, Inc. as of March 31, 2002 and the results of its operations and its cash flows for the period March 21, 2000 (inception) through March 31, 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 5, the Company is in development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
Certified Public Accountant
Oxnard, California
July 8, 2002




                               McSmoothies, Inc.
                         (A Development Stage Company)
                                Balance Sheets




ASSETS                                              March 31,       March 31,
                                                      2002           2001
Current Assets:                                    ---------        --------
  Cash                                             $    35          $      -
                                                   ---------        --------
    Total Current Assets                                35                 -
                                                   ---------        --------
TOTAL ASSETS                                       $    35          $      -
                                                   =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts Payable                                 $22,605          $ 10,820
  Advance                                               40                 0
                                                   ---------        --------
    Total Current Liabilities                       22,645            10,820
                                                   ---------        --------
Stockholders' Equity (Deficit):
  Common stocks , $.001 par value
    Authorized shares; 100,000,000
    Issued and outstanding shares; 1,960,600         1,961             1,950
    Paid in capital                                 12,709             1,800
    Deficit accumulated during
    the devolvement stage                          (37,280)          (14,570)
                                                   ---------        --------
      Total Stockholders' Equity (Deficit)         (22,610)          (10,820)
                                                   ---------        --------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                    $    35          $      -
                                                   =========        ========




                               McSmoothies, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                   For the period March 21, 2000 (inception)
                            through March 31, 2002


                              For the year      For the year     March 31,
                              ended March 31,   ended March 31,  2000
                              2002              2001             (inception)
                                                                 through
                                                                 March 31, 2002
                              --------------    --------------   --------------
Income                         $         -       $          -     $        -
                              --------------    --------------   --------------
      Total  Income                      -                  -              -
Operating Expenses
 General and Administrative         22,710             14,570         37,280
                              --------------    --------------   --------------
      Total Expenses                22,710             14,570         37,280
                              --------------    --------------   --------------

Net income (loss)              $   (22,710)      $    (14,570)     $ (37,280)
                              ==============    ==============   ==============

Basic Loss Per Share           $     (0.01)      $     (0.01)
                              ==============    ==============

                               McSmoothies, Inc.
                         (a Development Stage Company)
                            Statement of Cash Flows
                   For the period March 21, 2000 (inception)
                            through March 31, 2002


                                                     March 21, 2000
                                                    (inception)
                                                     through
                                                     March 31, 2002
                                                     --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $    (22,710)
  Stocks issued for services                               10,920
  Increase in Accounts Payable                             11,785
  Increase in Advance from officer                             40
                                                     --------------
NET CASH USED BY OPERATING ACTIVITIES                          35
                                                     --------------

INCREASE (DECREASE) IN CASH                                    35
BEGINNING CASH                                                  -
                                                     --------------
ENDING CASH                                          $         35
                                                     ==============



                               McSmoothies, Inc.
                         (a Development Stage Company)
                       Statement of Stockholder's Equity
                   For the period March 21, 2000 (inception)
                            through March 31, 2002

                                         Number                            Deficit
                                         of           Common     Paid      Accumulated
                                         Shares       Stock at   in        During
                                         Outstanding  Par Value  Capital   Development Stage
                                         -----------  ---------  -------   -----------------
Stocks issued for cash

Stocks issued for services               1,950,000     $ 1,950     1,800

Net loss - March 31, 2001                                                    $    (14,570)

Stocks issued for cash - July 30, 2001      10,600          11    10,909

Net loss - March 31, 2002
                                                                             $    (37,280)
Balance - March 31, 2002                 1,960,600       1,961        -            12,709
                                         ===========  =========  =======   =================

                               McSmoothies, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002

NOTE 1   NATURE OF BUSINESS

McSmoothies, Inc. (the Company) was incorporated under the laws of the state of California as Acquisition Solutions on March 21, 2000. It has developed a business plan to establish a chain of juice smoothie stores across the United States. The Company has been in the development stage since its formation. Planned principal operations have not commenced yet.

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

Basis   The Company uses the accrual method of accounting.

Cash and cash equivalents   The Company considers all short term, highly liquid
investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2002, the Company had no issuable shares qualifed as dilutive to be included in the earnings per share calculations.

Estimates   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

NOTE 3   INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". It requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. McSmoothies, Inc. has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

There is a provision for income taxes for the period ended March 31, 2002, to recognize California's minimum income tax. The Company's total deferred tax assets as of March 31, 2002 is as follows:

Net operating loss carryforward         ($37,280)
Valuation allowance                      $37,280
                                        ----------
Net deferred tax asset                         0
                                         =======

The net operating loss carry forward for federal tax purposes will expire in year 2020.

NOTE 4   RELATED PARTY TRANSACTIONS

The Company issued a total of 1,960,600 shares of unregistered common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at par value of the services received. Legal counsel of the Company is related to a majority stockholder and officer in the Company.

NOTE 5   GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $37,280 at March 31, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

NOTE 6   SUBSEQUENT EVENTS

On or about May 10, 2002, Mc Smoothies, Inc. entered into a share exchange agreement with Ameri-Dream Entertainment, Inc. which resulted in a change of control. The Company agreed to issue a total of 2,108,560 shares of the common stock in exchange for $500,000 and 1,950,000 shares in exchange for 100% of issued & outstanding shares of Ameri-Dream. Payment of $500,000 is payable in two installments. The first of $200,000 due on or before June30, 2002 and the final $300,000 due on or before August 15, 2002. The acquisition of 100% of Ameri-Dream's common stock resulted in McSmoothie's acquiring Ameri-Dream as a wholly owned subsidiary.

NOTE 7   FISCAL YEAR END

The Company's fiscal year end is March 31.

                        ---------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERI-DREAM ENTERTAINMENT, INC.

 Lang Elliot
 -----------------------------------
 LANG ELLIOT, President and Director

 Date: June 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Lang Elliot
 -----------------------------------
 LANG ELLIOT, Chief Financial Officer

 Date: June 26, 2002

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

 Michael Wetherwax
 -----------------------------------
 MICHAEL WETHERWAX, Director
 Date: June 26, 2002

 Hugh Kelley
 -----------------------------------
 HUGH KELLEY, Director
 Date: June 26, 2002

 Reb Brown
 -----------------------------------
 REB BROWN, Director
 Date: June 26, 2002