Form 10-Q
period 2002-06-30
AMERI DREAM ENTERTAINMENT INC
filed 2002-08-13
CIK 1130781

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                      COMMISSION FILE NUMBER:     333-56604
                                                 ----------

                        Ameri-Dream Entertainment, Inc.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          California                                   91-2090516
----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)



                          79811 "A" Country Club Drive
                            Bermuda Dunes, CA 92201
                             (760) 345-2400 (PHONE)
                              (760) 345-0980 (FAX)
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

The number of shares of the registrant's common stock issued and outstanding as of June 30, 2002: 25,250,000 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

Ameri-Dream Entertainment, Inc.
(A Development Stage Company)
Balance Sheets




ASSETS                                              March 31,       June 30,
                                                      2002           2002
Current Assets:                                    ---------        --------
  Cash and equivalents                             $    35          $807,060
                                                   ---------        --------
    Total Current Assets                                35           807,860

Other Assets
 Film Library                                            0         1,180,000
                                                   ---------        --------
TOTAL ASSETS                                       $    35        $1,987,860
                                                   =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts Payable                                 $22,605        $    4,314
  Advance                                               40                 0
                                                   ---------        --------
    Total Current Liabilities                       22,645             4,314
                                                   ---------        --------
Stockholders' Equity (Deficit):
  Common stocks , $.001 par value
    Authorized shares; 100,000,000
    Issued and outstanding shares; 1,960,600
    at March 31, 2002 and 22,250,000
    at June 30, 2002                                 1,961             3,278
    Paid in capital                                 12,709         2,043,907
    Deficit accumulated during
    the development stage                          (37,280)          (63,639)
                                                   ---------        --------
      Total Stockholders' Equity (Deficit)         (22,610)        1,984,546
                                                   ---------        --------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                    $    35        $1,987,860
                                                   =========        ========

                        Ameri-Dream Entertainment, Inc.
                         (A Development Stage Company)
                            Statement of Operations
               For the periods June 30, 2001 and 2002 (inception)



                              For the period    For the period
                              ended June 30     ended June 30,
                              2002              2001


                              --------------    --------------
Income                         $         -       $          -
                              --------------    --------------
      Total  Income                      -                  -

Operating Expenses
 General and Administrative         14,570             26,359
                              --------------    --------------
      Total Expenses                14,570             26,359
                              --------------    --------------

Net income (loss)              $   (14,570)      $    (26,359)
                              ==============    ==============

Basic Loss Per Share           $     (0.01)      $     (0.001)
                               ==============    ==============

                        Ameri-Dream Entertainment, Inc.

                         (a Development Stage Company)
                       Statement of Stockholder's Equity
                       For the period ended June 30, 2002

                                         Number                            Deficit
                                         of           Common     Paid      Accumulated
                                         Shares       Stock at   in        During
                                         Outstanding  Par Value  Capital   Development Stage
                                         -----------  ---------  -------   -----------------
Stocks issued for cash

Stocks issued for services               1,950,000     $ 1,950      1,800

Net loss - March 31, 2001                                                     $    (14,570)

Stocks issued for cash - July 30, 2001      10,600          11     10,909

Net loss - March 31, 2002
                                                                              $    (37,280)
Stocks issued for assets - May, 2002     2,108,560       2,108    880,000

Stocks issued for cash - May, 2002         863,960         863    863,907

Stocks issued for services - May, 2002     116,880         116          0
                                         ----------     -------   -------     -------------
                                         5,050,000       3,278  2,043,907

5-1 Forward split June, 2002            25,250,000       3,278  2,043,907

Net loss - June 30, 2002                                                           (26,359)

                                         ----------    -------  --------     ---------------
Balance - June 30, 2002                 25,250,000      3,278  2,043,907     $     (63,639)
                                         ===========  =========  =======   =================

                        Ameri-Dream Entertainment, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2002

NOTE 1   NATURE OF BUSINESS

The Company was incorporated under the laws of the state of California on March 21, 2000. It had developed a business plan to establish a chain of juice smoothie stores across the United States. In May, 2002, the Company acquired the business of Ameri-Dream Entertainment, and changed the focus of its business plan to film and television production. The Company has been in the development stage since its formation. Planned principal operations have just commenced.

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

Basis   The Company uses the accrual method of accounting.

Cash and cash equivalents   The Company considers all short term, highly liquid
investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2002, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

Estimates   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

NOTE 3   INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". It requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Ameri-Dream has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

There is a provision for income taxes for the period ended June 30, 2002, to recognize California's minimum income tax. The Company's total deferred tax assets as of June 30, 2002 is as follows:

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

NOTE 5   GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $37,280 at June 30, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

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


     In this report references to "we," "us," and "our" refer to Ameri-Dream Entertainment, Inc.

                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Ameri-Dream's control. These factors include but are not limited to economic conditions generally and in the industries in which Ameri-Dream may participate; competition within Ameri-Dream's chosen industry, including competition from much larger competitors; technological advances and failure by Ameri-Dream to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock. The net loss for the three months ended June 30, 2002 was $26,359, compared to a net loss of $14,570 for the same period of 2001. The difference is attributable to the commencement of operations, but is not significant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations since inception.

Liquidity and Capital Resources

As of June 30, 2002, we had a working capital surplus of $802,746, compared to a working capital deficit of $22,610 for the same period of 2002. The increase in working capital is attributed to sales of company common stock. We have material commitments for the next twelve months amounting to $600,000 for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by our working capital, and loans from our directors, officers and shareholders.
meaningful.

                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

                May 15, 2002
                June 20, 2002




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                 Ameri-Dream Entertainment, Inc.

August 9, 2002                     By: Lang Elliot
                                     --------------------------------
                                     Lang Elliot, President