Form 10QSB/A
period 2002-06-30
AMERI DREAM ENTERTAINMENT INC
filed 2002-08-19
CIK 1130781

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549


                                AMENDMENT NO. 1 TO
                                    FORM 10QSB

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


                                 Ameri-Dream Entertainment, Inc.

August 19, 2002                     By: Lang Elliot
                                     --------------------------------
                                        Lang Elliot, President



                                  CERTIFICATION

We hereby certify that the foregoing report fully complies with the requirements of Sections 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly represents, in all material respects, the financial condition and results of operations of the company.


Dated: August 19, 2002                 By:      Lang Elliot
                                                ------------------------------
                                                Lang Elliot, President




Dated: August 19, 2002                  By:  Lang Elliot
                                             -----------------------------
                                             Lang Elliot, C.F.O.