Form 10-Q
period 2002-09-30
AMERI DREAM ENTERTAINMENT INC
filed 2002-11-12
CIK 1130781

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

The number of shares of the registrant's common stock issued and outstanding as of September 30, 2002: 25,250,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No  X
                                                                     -----

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                        Ameri-Dream Entertainment, Inc.
                         (A Development Stage Company)
                                 Balance Sheets




ASSETS                                              March 31,    September 30,
                                                      2002           2002
Current Assets:                                    ---------        --------
  Cash and equivalents                             $    35          $777,060
                                                   ---------        --------
    Total Current Assets                                35           777,860

Other Assets
 Film Library                                            0         1,180,000
                                                   ---------        --------
TOTAL ASSETS                                       $    35        $1,957,860
                                                   =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts Payable                                 $22,605        $    4,314
  Advance                                               40                 0
                                                   ---------        --------
    Total Current Liabilities                       22,645             4,314
                                                   ---------        --------
Stockholders' Equity (Deficit):
  Common stocks , $.001 par value
    Authorized shares; 100,000,000
    Issued and outstanding shares; 1,960,600
    at March 31, 2002 and 22,250,000
    at September 30, 2002                            1,961             3,278
    Paid in capital                                 12,709         2,043,907
    Deficit accumulated during
    the development stage                          (37,280)         ( 93,639)
                                                   ---------        --------
      Total Stockholders' Equity (Deficit)         (22,610)        1,950,268
                                                   ---------        --------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                    $    35        $1,957,860
                                                   =========        ========

                        Ameri-Dream Entertainment, Inc.
                         (A Development Stage Company)
                            Statement of Operations
            For the periods September 30, 2001 and 2002 (inception)



                              For the period         For the period
                              ended September 30     ended September 30,
                              2002                   2001
                              --------------       --------------
Income                         $         -          $          -
                              --------------       --------------
      Total  Income                      -                     -

Operating Expenses
 General and Administrative         14,570                56,359
                              --------------       --------------
      Total Expenses                14,570                56,359
                              --------------       --------------

Net income (loss)              $   (14,570)         $    (56,359)
                              ==============       ==============

Basic Loss Per Share           $     (0.01)         $     (0.001)
                               ==============       ==============

                        Ameri-Dream Entertainment, Inc.
                         (a Development Stage Company)
                       Statement of Stockholder's Equity
                    For the period ended September 30, 2002

                                         Number                              Deficit
                                         of           Common       Paid      Accumulated
                                         Shares       Stock at     in        During
                                         Outstanding  Par Value    Capital   Development Stage
                                         -----------  ---------    -------   -----------------
Stocks issued for cash

Stocks issued for services               1,950,000     $ 1,950      1,800

Net loss - March 31, 2001                                                     $    (14,570)

Stocks issued for cash - July 30, 2001      10,600          11     10,909

Net loss - March 31, 2002
                                                                              $    (37,280)
Stocks issued for assets - May, 2002     2,108,560       2,108    880,000

Stocks issued for cash - May, 2002         863,960         863    863,907

Stocks issued for services - May, 2002     116,880         116          0
                                         ----------     -------    -------     -------------
                                         5,050,000       3,278   2,043,907

5-1 Forward split June, 2002            25,250,000       3,278   2,043,907

Net loss - September 30, 2002                                                      (56,359)

                                         ----------    -------   --------     ---------------
Balance - September 30, 2002            25,250,000       3,278   2,043,907     $   (93,639)
                                        ===========    ========  =========   =================

                        Ameri-Dream Entertainment, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2002

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

There is a provision for income taxes for the period ended September 30, 2002, to recognize California's minimum income tax. The Company's total deferred tax assets as of September 30, 2002 is as follows:

Net operating loss carryforward         ($37,280)
Valuation allowance                      $37,280
                                        ----------
Net deferred tax asset                         0
                                        ==========

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

NOTE 5   GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $37,280 at September 30, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

NOTE 6   SUBSEQUENT EVENTS

On or about May 10, 2002, Mc Smoothies, Inc. entered into a share exchange agreement with Ameri-Dream Entertainment, Inc. which resulted in a change of control. The Company agreed to issue a total of 2,108,560 shares of the common stock in exchange for $500,000 and 1,950,000 shares in exchange for 100% of issued & outstanding shares of Ameri-Dream. Payment of $500,000 is payable in two installments. The first of $200,000 was due on or before June 30, 2002 and the final $300,000 due on or before August 15, 2002. The acquisition of 100% of Ameri-Dream's common stock resulted in McSmoothie's acquiring Ameri-Dream as a wholly owned subsidiary. During the last quarter, the company changed the name of the Nevada corporation to Ameri-Dream International Distribution, Inc., to conduct its distribution business.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                              Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock. The net loss for the three months ended September 30, 2002 was $56,359, compared to a net loss of $17,700 for the same period of 2001. The difference is attributable to the commencement of operations, but is not significant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations since inception.

                         Liquidity and Capital Resources

As of September 30, 2002, we had a working capital surplus of $752,746, compared to a working capital deficit of $10,820 for the same period of 2001. The increase in working capital is attributed to sales of company common stock. We have material commitments for the next twelve months amounting to $600,000. We believe that our current cash needs for at least the next twelve months can be met by our working capital, and loans from our directors, officers and shareholders.

                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

               None




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                     AMERI-DREAM ENTERTAINMENT, INC.

November 12, 2002                    By: Lang Elliot
                                     --------------------------------
                                         Lang Elliot, President



In connection with the quarterly report of Ameri-Dream Entertainment, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, Lang Elliot certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.



Dated: November 12, 2002                    By:   Lang Elliot
                                                ------------------------------
                                                Lang Elliot, Chief Executive
                                                Officer



Dated: November 12, 2002                    By:   Lang Elliot
                                             -----------------------------
                                             Lang Elliot, Chief Financial
                                             Officer