Form 10-Q
period 2024-09-30
NEURALBASE AI LTD.
filed 2024-11-19
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2024

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission File Number: 000-33325

NEURALBASE AI LTD.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Calle 98 No.19 A - 79 AP

410 Localidad De Chapinero

Bogota 00000l, Colombia

(Address of principal executive offices)

+1 727 314 3717

Registrant’s telephone number

Securities registered under Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of November 14, 2024, the registrant had 1,499,338,547 shares of common stock issued and outstanding.

NEURALBASE AI LTD.

 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “expect,” “future,” “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Registration Statement on Form 10 as previously filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

NEURALBASE AI LTD . AND SUBSIDIARIES

CONDENDSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	183,110	1,650,728
Accounts payable and accrued liabilities - related party	-	612,500
Advances	127,650	127,650
Advances - Related party	80,680	80,680
Judgement payable	103,000	103,000
Notes payable - related party	7,000	7,000
Notes payable	137,116	79,771
Total current liabilities	638,556	2,661,329

Notes payable, net of debt discount	46,000	46,000

Total liabilities	684,556	2,707,329

Stockholders' deficit
Preferred stock, $0.0001 par value, 480,000,000 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Class A Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 9,003,774 and 3,774 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	900	900
Class B Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 3,500,000 and 3,500,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	350	350
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 1,499,338,547 and 1,499,338,547 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	149,934	149,934
Additional paid in capital	3,105,176	2,385,176
Accumulated deficit	(3,940,916)	(5,243,689)
Total stockholders' deficit	(684,556)	(2,707,329)

Total liabilities and stockholders' deficit	-	-

See accompanying notes to the condensed consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating expenses
General and administrative	9,430	11,950	21,140	247,419
Professional fees	8,075	-	36,120	-
Total operating expenses	17,505	11,950	57,260	247,419

Loss from operations	(17,505)	(11,950)	(57,260)	(247,419)

Other income (expenses)
Gain on forgiveness of accrued liabilities	2,092,457	-	2,092,457	-
Interest expense	(4,948)	(2,342)	(12,424)	(6,467)
Loss on acquisition of intangible assets	-		(720,000)
Total other income (expenses)	2,087,509	(2,342)	1,360,033	(6,467)

Net loss before tax provision	2,070,004	(14,292)	1,302,773	(253,886)
Tax provision	-	-	-	-
Net income (loss)	$2,070,004	$(14,292)	$1,302,773	$(253,886)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,499,338,835	1,499,338,835	1,499,338,835	1,499,338,835

See accompanying notes to the condensed consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net income (loss)	$1,269,569	$(253,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	720,000	-
Gain on settlement of accrued liabilities	(2,059,292)	-
Changes in assets and liabilities
Accounts payable and accrued liabilities	12,378	150,282
Accounts payable and accrued liabilities - related party	-	75,000
Net cash used in operating activities	(57,345)	(28,604)

Cash Flows from Financing Activities:

Proceeds from notes payable	57,345	28,604
Net cash provided by in financing activities	57,345	28,604

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for asset purchase agreement	$-	$405,000

See accompanying notes to the condensed consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,003,774	900	3,500,000	350	1,499,338,835	149,934	2,385,176	(5,243,689)	(2,707,329)
Net loss	-	-	-	-	-	-	-	(37,024)	(37,024)
Balance, March 31, 2024	9,003,774	900	3,500,000	350	1,499,338,835	149,934	2,385,176	(5,280,713)	(2,744,353)
Return of shares issued for asset purchase agreement	(9,000,000)	(900)	-	-	-	-	900	-	-
Shares issued for services	9,000,000	900	-	-	-	-	719,100	-	720,000
Net loss	-	-	-	-	-	-	-	(730,207)	(730,207)
Balance, June 30, 2024	9,003,774	900	3,500,000	350	1,499,338,835	149,934	3,105,176	(6,010,920)	(2,754,560)
Net income	-	-	-	-	-	-	-	2,070,004	2,070,004
Balance, September 30, 2024	9,003,774	900	3,500,000	350	1,499,338,835	149,934	3,824,276	(3,940,916)	(684,556)

Balance, December 31, 2022	3,774	-	3,500,000	350	1,499,338,835	149,934	1,981,076	(4,581,707)	(2,450,347)
Shares issued for asset purchase agreement	9,000,000	900	-	-	-	-	404,100	-	405,000
Net loss	-	-	-	-	-	-	-	(111,037)	(111,037)
Balance, March 31, 2023	9,003,774	900	3,500,000	350	1,499,338,835	149,934	2,385,176	(4,692,744)	(2,156,384)
Net loss	-	-	-	-	-	-	-	(128,557)	(128,557)
Balance, June 30, 2023	9,003,774	900	3,500,000	350	1,499,338,835	149,934	2,385,176	(4,821,301)	(2,284,941)
Net loss	-	-	-	-	-	-	-	(14,292)	(14,292)
Balance, September 30, 2023	9,003,774	900	3,500,000	350	1,499,338,835	149,934	2,385,176	(4,835,593)	(2,299,233)

See accompanying notes to the condensed consolidated financial statements

NEURALBASE AI LTD

(FKA VIRATECH CORP. )

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND AS OF DECEMBER 31, 2023

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

NEURALBASE AI LTD. AND SUBSIDIARIES (formerly known as Viratech Corp, Imperia Entertainment, Soleil Film and Television, Inc. Ameridream Entertainment, Inc. and Mc Smoothie’s, Inc. (the Company) was incorporated under the laws of the state of California as Acquisition Solutions on March 21, 2000. It became a Nevada corporation on July 18, 2006.

On March 7, 2023, the Company received notice of resignation from Mr. Henry Chang Manayan (“Mr. Manayan”) sole-officer and director of the Company (the “Resignation”), Mr. Manayan stated that his resignation was not the result of any disagreements between himself and the Company relating to the Company’s operations, policies, or practices. Effective immediately upon the resignation of Mr. Manayan, the Company appointed Mr. Charandeep Gopishetty (“Mr. Gopishetty”) to serve as President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Director of the Company to serve until the next annual meeting of the Company or until his respective successor is duly appointed. Mr. Gopishetty accepted the appointments, effective as of March 7, 2023.

On May 16, 2024, the Company, Gopishetty, and Blackwell entered an Unwind Agreement and Mutual Release (the “Unwind Agreement”), for the purpose of unwinding, and rendering void, the Purchase Agreement (“Original APA”) executed by and between the Company, Gopishetty, and Blackwell. The Parties have mutually and voluntarily agreed to unwind the transaction contemplated by the Original APA. Accordingly, the Company shall return all the Assets acquired pursuant to the terms and conditions of the Original APA once Gopishetty has cancelled, and returned to the Company’s treasury, the 9,000,000 restricted shares of the Company’s Series A Preferred Stock received per the terms of the Original APA.  Each of Company, Gopishetty, and Blackwell have made other representations as part of the Unwind Agreement.

Concurrently with the execution of the Unwind Agreement, on May 16, 2024, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”), with Mr. Frank Gomez and Grupo FG SAS, which is the alter-ego of Mr. Gomez (the “Seller”). Grupo FG SAS does not currently conduct any business and was formed specifically to hold various proprietary Artificial Intelligence (“AI”) assets relating to that certain technology known as “Multidoc AI”. Multidoc AI is an artificial intelligence system that allows businesses and organizations to create their own AI assistants capable of resolving queries by extracting information from the universe of documents within the client company itself. Multidoc AI allows organizations to manage their own digital, scanned, or handwritten documents and when a queried, Multidoc AI not only resolves the request but also indicates from which paragraphs and documents it extracted the information to corroborate the answer accuracy (collectively, all assets held by Grupo FG and all related proprietary and non-proprietary technology, know-how, and all other facets of Seller’s operations are referred to as the “Acquired Assets”). The Company acquired the Acquired Assets in exchange for 9,000,000 restricted shares of the Company’s Series A Preferred Stock (the “Shares”) to be issued to Seller, or his assigns, concurrently with the closing of the Purchase Agreement. The Shares convert at a ratio of 1-for-50, meaning each share of Series A Preferred Stock converts into 50 shares of Common Stock, and the Shares carry voting rights equal to 500 times the number of shares of Common Stock into which shares of Series A Preferred Stock is then convertible, thus giving Seller voting control of the Company.  Additionally, each of the Company and Seller made customary representations, warranties, covenants, and indemnities in connection with the Purchase Agreement.

On May 16, 2024, and in connection with the aforementioned Unwind Agreement, Charandeep Gopishetty resigned as Sole-Officer and Director of the Company. The resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Effective immediately upon the foregoing resignation, the Corporation appointed Mr. Frank Gomez (“Mr. Gomez”) to serve as Sole-Officer and Director of the Corporation to serve until the next annual meeting of the Corporation or until his respective successor is duly appointed. Mr. Gomez accepted the appointments dated even herewith (the “Appointment Date”).

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the nine months ended September 30, 2024, the Company incurred net income of $1,360,033 and accumulated deficits of $3,940,916. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We are entirely dependent on our ability to attract and receive funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Viratech, Corp. and its wholly owned subsidiaries Cambridge Golf, LLC, Body Symphony, LLC, and Medori, LLC. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other”. According to this statement, intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test.  Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

Stock-based compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Loss per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2024 and December 31, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2024 and December 31, 2023.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – Asset Purchase Agreement

On May 16, 2024, the Company entered into an Asset Purchase Agreement pursuant to which Corporation acquired various assets from Seller in exchange for 9,000,000 restricted shares of the Company’s Series A Preferred Stock valued at $720,000.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. The Company evaluated the assets on date of acquisition and determined that the value to be $0 and as such the total purchase price of $720,000 in connection with the assets acquired was recorded as a loss in the consolidated statement of operations during nine months ended September 30, 2024.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

During the nine months ended September 30, 2024, the Company received releases for no consideration from several individuals who were owed debts amounting to $1,447,292. The difference between the value of the debt and consideration given of $1,447,292 was recorded to gain on forgiveness of accrued expense on the Statement of Operation for the three and nine months ended September 30, 2024.

NOTE 6 –PROMISSORY NOTES

Promissory notes payable as of September 30, 2024 and December 31, 2023 consists of the following:

September 30, 2024	December 31, 2023
46,000	$46,000
5,000	5,000
5,000	5,000
28,500	28,500
9,667	9,667
12,439	12,439
4,495	4,495
3,000	3,000
8,670	8,670
3,000	3,000
5,565	-
6,500	-
20,000	-
3,045	-
2,230	-
2,500	-
4,500	-
13,005	-
183,116	$125,771

The Company has issued various promissory notes amounting to $48,167 for general operating purposes. The notes carry a various interest rates ranging from 8 -15% and are due on demand.

The Company received approval from the U.S. Small Business Administration to fund the Company’s request for a loan under the SBA’s Economic Injury Disaster Loan Program (EDIL loan). In connection with the EDIL Loan, the Company has entered into the promissory note in principal amount of $46,000. The EDIL Loan is scheduled to mature on March 2052, has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EDIL loans as administered by the SBA.

During the nine months ended September 30, 2024, the Company issued various promissory notes amounting to $57,345 for general operating purposes. The notes carry a interest rate of 10% and are due on demand. As of  September 30, 2024 and December 31, 2023, the Company had notes due to this noteholder amounting to $88,949 and $31,604, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $12,307 and $3,913, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has issued a promissory notes amounting to $7,000 for general operating purposes to a related party. The note carries a interest rate of 5% and was due on July 14, 2019.

As of September 30, 2024 and December 31, 2023, the Company had advances due to related parties of $80,680 and $80,680, respectively. The amounts due bears no interest and are due on demand.

During the nine months ended September certain related parties forgave accrued expenses amounting to $675,000 for no consideration. The amount of the debt forgiven has been recorded to gain on forgives of accrued expenses on the Statement of Operations. As of September 30, 2024 and December 31, 2023, the Company had accounts payable and accrued liabilities due to related parties for services of $0 and $612,500, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

NOTE 9 – STOCKHOLDERS’ EQUITY

As of September 30, 2024 and December 31, 2023, the Company had 1,499,338,547 and 1,499,338,547 shares of common stock issued and outstanding.

As of September 30, 2024 and December 31, 2023, the Company had 9,003,774 and 9,003,774 shares of Class A preferred stock issued and outstanding, respectively.

As of September 30, 2024 and December 31, 2023, the Company had 3,500,000 and 3,500,000 Class B preferred stock issued and outstanding, respectively.

On August 5, 2024, the Company’s Board of Directors, receiving approximately 99.00% vote of the Company’s shareholders, approved a Seven Thousand Five Hundred for 1 (7,500-for-1) Stock Split of the issued and outstanding shares of Common Stock of the Company. Whereby, every 7,500 shares of the Company’s common stock, issues and outstanding on the Record Date, automatically convert into 1 new share of common stock. The Company will retroactively show the effect of the stock split once approved by FINRA.

On May 16, 2024, the Company issued 9,000,000 restricted shares of the Company’s Series A Preferred Stock valued at $720,000 for certain intangible assets (See Note 4).

On May 16, 2024, a shareholder returned and the Company cancelled 9,000,000 restricted shares of the Company’s Series A Preferred Stock.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2024 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

Results of Operations for the three months ended September 30, 2024 and 2023

Revenues

We earned no revenues for three ended September 30, 2024 or 2023.

Operating Expenses

We incurred $17,505 in operating expenses for the three months ended September 30, 2024, as compared with $11,950 in the three months ended September 30, 2023. The increase in operating expenses is the result of the increase in professional fees during the three months ended September 30, 2024. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other income of $2,087,509 for the three months ended September 30, 2024, compared to other expense of $2,342 for the three months ended September 30, 2023. The increase in other income was the result of a gain on forgiveness of accrued expenses during the three months ended September 30, 2024

Net Income (Loss)

We recorded a net income of $2,070,004 for the three months ended September 30, 2024, compared to a net loss $14,292 for the three months ended September 30, 2023. The increase in net income was associated with the factors discussed above.

Results of Operations for the nine months ended September 30, 2024 and 2023

Revenues

We earned no revenues for nine months ended September 30, 2024 or 2023.

Operating Expenses

We incurred $57,260 in operating expenses for the nine months ended September 30, 2024, as compared with $247,419 in the nine months ended September 30, 2023. The increase in operating expenses is the result of the increase in professional fees during the three months ended September 30, 2024.

Other Income/Expenses

We had other income of $1,360,033 for the nine months ended September 30, 2024, compared to other expense of $6,467 for the nine months ended September 30, 2023. The increase in other income was the result of a gain on forgiveness of accrued expenses netted against a loss on acquisition of intangible assets during the nine months ended September 30, 2024

Net Income (Loss)

We recorded a net income of $1,302,773 for the nine months ended September 30, 2024, compared to a net loss $6,467 for the nine months ended September 30, 2023. The increase in net income was associated with the factors discussed above.

Liquidity and Capital Resources

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives.

As of September 30, 2024, we had total current assets of $0 and total current liabilities of $638,556. We had a working capital deficit of $638,556 as of September 30, 2024.

Net cash used by operating activities was $57,345 for the nine months ended September 30, 2024, as compared with $28,604 cash used for the nine months ended September 30, 2023. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $57,345 in cash for the nine months ended September 30, 2024, as compared with $28,604 for the nine months ended September 30, 2023. Our positive financing cash flow for 2024 and 2023 mainly consisted of proceeds from notes.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared under accounting principles generally accepted in the United States of America (“ US GAAP”). The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Significant Accounting Policies” of our Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other”. According to this statement, intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

Stock-based compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2024 and December 31, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on September 30, 2024 and December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

ITEM 6 - EXHIBITS

3.1	Articles of Incorporation*
3.2	By-Laws*
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase#
104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

* Previously filed with our Registration Statement on Form 10 submitted to the Commission on July 26, 2024.

# The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURALBASE AI LTD.
(Registrant)

Date: November 19, 2024	By:	/s/ Frank Gomez
Frank Gomez
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Frank Gomez	Director and President, CEO, Principal Executive Officer,	November 19, 2024
Frank Gomez	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

