Form 10-K
period 2024-12-31
NEURALBASE AI LTD.
filed 2025-04-25
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

NEURALBASE AI LTD.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Calle 98 No.19 A - 79 AP

410 Localidad De Chapinero

Bogota 00000l, Colombia

(Address of principal executive offices)

+1 727 314 3717

Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,385,266. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of April 21, 2025, there were 50,200,183 shares of the registrant’s common stock outstanding.

NEURALBASE AI LTD.

Report on Form 10-K

PART I

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Neuralbase AI Ltd. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Annual Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products, and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report, as well as other cautionary language in this Annual Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

ITEM 1. BUSINESS.

MULTIDOC.AI

THE PLATFORM - MULTIDOC.AI

What is MultiDoc.ai

Multidoc.ai (“Mulidoc”) is an artificial intelligence platform that allows businesses and organizations to create their own Artificial Intelligence (“AI”) assistants capable of resolving most queries by extracting information needed from thousands of documents within the client company’s archives and repositories. Multidoc.ai as a company, specializes in intelligent document processing (IDP) solutions, our core business revolves around automating the extraction, classification, and organization of data from a variety of document types using advanced Machine Learning and AI technologies. This enables businesses to streamline workflows, reduce manual data entry, and enhance accuracy in data processing. Multidoc.ai offers pre-built AI models for processing common documents such as invoices, receipts, bank statements, and tax forms. These models are designed to extract relevant data fields accurately and efficiently, which can be integrated into a company's existing systems for further processing. Additionally, we provide tools for custom model training, allowing businesses to tailor the document processing to their specific needs.

In contrast to ChatGPT, where the information comes from unknown external sources, the Multidoc platform allows users to feed and manage their own documents: digital, scanned, or handwritten and when a question is asked Multidoc.ai not only resolves it, but also indicates from which paragraphs and documents it extracted the information to corroborate the answer accuracy. The platform also allows for the creation of roles and the designation of user access to certain documents and information, ensuring that users only access information that is relevant to their tasks.

The platform supports various document formats including PDFs, images, and scanned documents, and it features capabilities such as automatic document classification, splitting, and validation checks to ensure data integrity. Multidoc.ai’s solutions are widely applicable across industries such as finance, healthcare, and logistics, where large volumes of document handling are routine.

As discussed herein, the terms Artificial Intelligence (“AI”) and Machine Learning (“ML”) are often used, and for clarity’s sake “AI” is the broad field aimed at creating systems capable of performing tasks that typically require human intelligence. This can include tasks such as understanding language, recognizing patterns, solving complex problems, and making decisions. Essentially, AI is about creating “intelligent” systems that can mimic human cognitive functions and sometimes surpass them in specific domains.

Machine Learning, on the other hand, is a subset of AI focused on enabling computers to “learn” from data and improve over time without being explicitly programmed for each task. ML algorithms rely on statistical models and computational methods to analyze data, identify patterns, and make predictions or decisions. The goal of ML is to develop systems that can automatically improve with experience, thereby making accurate decisions or predictions based on new input. ML involves techniques such as supervised learning, unsupervised learning, and reinforcement learning, each tailored to different types of learning scenarios.

In essence, AI is the overarching field dedicated to creating intelligent systems, while ML is one of the primary approaches for achieving this. As we continue to develop and refine our product, we intend to implement both to the fullest extent to achieve optimal results for our Clients.

Currently we are considered a development stage company, with limited active business operations, no revenues, and no assets other than our intellectual property as set forth herein.

THE MULTIDOC.AI SOLUTION

Multidoc.ai aims to enhance operational efficiency by automating document-related tasks, thereby reducing the potential for human error and significantly speeding up data processing times. To optimize an artificial intelligence platform that allows businesses and organizations to create AI assistants capable of resolving most queries by extracting information from thousands of documents, several key strategies should be implemented.

Firstly, document digitization and organization are crucial. This involves converting all physical documents into digital formats using high-quality scanners and OCR (Optical Character Recognition) technology, and systematically categorizing and indexing these documents based on their content, metadata, and relevance to common queries. This makes it easier for AI systems to retrieve and process the necessary information.

Next, leveraging Natural Language Processing (NLP) and Machine Learning (ML) is essential. Advanced NLP algorithms should be used to understand and process natural language queries, employing techniques such as tokenization, stemming, lemmatization, named entity recognition (NER), and sentiment analysis. Additionally, machine learning models need to be developed and trained on diverse datasets to improve their accuracy in extracting relevant information from documents. Supervised learning techniques with labeled datasets can significantly enhance the model's understanding of various document types and query contexts.

Integration with knowledge bases is another important aspect. The AI platform should be connected to existing knowledge repositories, databases, and content management systems within the organization, allowing the AI assistant to pull accurate and up-to-date information from multiple sources. Implementing knowledge graphs can also help map relationships between different entities within the documents, aiding in understanding context and providing more precise responses.

Automation and workflow optimization play a vital role in enhancing the efficiency of the AI assistant. Robotic process automation (RPA) can handle repetitive tasks such as document classification, data entry, and basic query responses, freeing up the AI assistant to manage more complex queries. Streamlining workflows for handling and processing documents ensures that AI prioritizes and routes queries based on their complexity and the information required.

User interaction and feedback mechanisms should be well-designed to ensure effective use of the AI assistant. Creating intuitive user interfaces allows users to easily input their queries and receive responses. Collecting and analyzing feedback from users helps identify areas for improvement, refining the AI models to improve accuracy and relevance.

Finally, ensuring scalability and optimizing performance are crucial for handling large volumes of documents and queries. The AI platform should be designed to scale resources dynamically based on demand, utilizing cloud-based infrastructure. Regular performance monitoring and optimization of underlying algorithms and infrastructure help reduce latency and enhance response times.

By implementing these strategies, a company can effectively optimize its AI platform to create AI assistants capable of efficiently resolving queries by extracting relevant information from extensive document archives and repositories.

To this end, we leverage open-source software from community-driven technologies. For example, the platform frequently utilizes open-source vector databases which enable efficient retrieval and filtering of large text embeddings. In the case of automated retrieval and processing, we utilize open-source frameworks known for their performance in handling high-dimensional data, which supports robust search and retrieval of diverse data sources Additionally, we use open-source document parsing and text processing software, which will facilitate complex indexing and document retrieval processes within applications. Our use of various open-source software allows us to benefit from the latest innovations in natural language processing and data indexing without having to develop these from scratch, reducing both development time and cost. By integrating with open-source tools, we can adapt our offerings to meet client needs more flexibly while benefiting from ongoing community improvements and updates to these tools.

Our open-source strategy not only streamlines operations but also aligns with industry standards, enabling the Company to focus on enhancing user experience while relying on the reliability of tried-and-tested technologies. For more information regarding the risks associated with the use of open-source software, please see the “Risk Factors” section of this Report below.

Current Operations

Presently, we have no agreements with any third party as we remain in the testing phase of operations. To date, we have issued total of 422 “beta test” licenses to individuals, unincorporated entities and/or organizations, additionally as of the date hereof, we have four (4) corporate users in our beta test program. One of our corporate clients is currently integrating our technology into their own system through the Beta Test program and, upon successful completion of platform integration, we anticipate entering a paid license agreement under the Neuralbase AI Ltd. corporate umbrella.

Our “Best Test” program is designed to evaluate functionality, performance, scalability, and security, including:

•

Functional Testing: Verifies that AI models and algorithms perform as expected, producing correct outputs for given inputs. This includes testing various AI components like machine learning models, natural language processing (NLP), and computer vision systems.

•	Performance Testing: To measure the efficiency of AI models in terms of speed, resource usage (CPU, GPU), memory consumption, and latency.
•	Stress Testing: To ensure that the system remains stable under high workloads.
•	Scalability Testing: Ensures that the AI platform can handle growing workloads and larger datasets, whether by scaling horizontally across multiple nodes or vertically by adding resources.
•

Security Testing: Identifies vulnerabilities in AI models, such as data poisoning, model inversion, or adversarial attacks, while addressing privacy concerns related to sensitive data used in training.

•	Bias and Fairness Testing: Checks whether the AI models make fair and unbiased decisions, which is especially important in areas like hiring, healthcare, and law enforcement.
•

User Experience Testing: Ensures the AI system integrates well with user interfaces, offering intuitive interactions, such as accurate voice recognition and seamless visual outputs. This holistic approach guarantees the robustness, fairness, and efficiency of AI platforms across a wide range of applications.

In addition to the Best Test Program, we are also focused on implementing Multidoc.ai in various industries to create customized databases tailored to their needs. We are in the initial stages of discussions in the following sectors:

•

Oil: We have begun to collaborate with various companies for pipeline maintenance, processing information from inspections conducted across different sections, which will allow companies to quickly and accurately access detailed data on pipelines, maintenance work, the condition of cathodic coating, its level of wear, and other relevant aspects without manual searches.

•	Legal: Allowing for the tracking legal cases, allowing for quick document searches and streamlining process management.
•	Laboratories: Working to implement a system that would centralizes queries related to environmental regulations, compliance, and quality control document management within a unified platform.

Platform Integration

Our platform integrates with cloud infrastructure via API connections. Additionally, we provide the option to embed the platform and its functionalities into other websites by incorporating the infrastructure and sharing information through postMessages. We also implement API Keys and JWT (JSON Web Tokens) authentication to ensure secure and efficient connections with external platforms.

Anticipated Financing Plan

As of the date of this Report, we have not secured additional financing. However, we believe that, through our established business relationships and the efforts of our officers and directors, we will be able to obtain the necessary financing to continue operations. Our officers and directors intend to pursue any additional financings through equity offerings, debt financings, potential collaborations, strategic alliances, licensing arrangements, and other viable capital-raising options available at the time. However, there can be no assurance that we will be able to raise the necessary funds, or, if we do raise additional funds, that they will be in the required amounts or on terms favorable to us. For more information regarding the risks associated with our financing activities, please see the “Risk Factors” section of this Report below.

Financing Summary:

•	Total Amount to be Raised: $400,000
•

Minimum Amount Needed for next 12 months – We anticipate that we need a minimum of $50,000 dollars to continue operations for the next 12 months. However, if we are only able to rase this minimum amount our plan of operation will be significantly impacted.

Purpose of Funds: The $400,000 raised will be allocated across the following key areas:

1. Research & Development: $300,000.00

○	Continued development and refinement of the Mulitdoc.ai Platform.
○	Hiring additional engineering talent
○	Purchasing necessary software/hardware

2. Marketing: $75,000.00

○	Marketing campaigns (digital, social media, etc.)
○	Hiring sales personnel
○	Customer acquisition costs

3. Operations and Infrastructure: $25,000.00

Milestones: Over the 12-month period, the company aims to achieve the following milestones:

Month 1-3:

○	Continue and refine Multidoc.ai Platform development.
○	Launch initial marketing campaign.
○	Secure first pilot customers.

Month 4-6:

○	Scale customer acquisition efforts.
○	Expand the product offering based on initial feedback.
○	Secure partnerships with key industry players.

Month 7-9:

○	Work to increase revenue.
○	Achieve active user base.
○	Begin expansion into new markets.

Month 10-12:

○	Prepare for the next round of financing.
○	Complete product iteration and enhancement based on market needs.
○	Evaluate and expand product offerings.

The Multidoc Value Proposition

•

Private Usage: Multidoc helps businesses save time and money by automating the resolution of questions and information retrieval. Additionally, Multidoc guarantees the reliability of the information, as the responses are limited to the information provided by the users and no other external information.

•

Community Environment: Multidoc allows users to create communities where others are able to subscribe to their information packages. This allows them to share their knowledge and experience with their users, giving value to their knowledge and allows them to exploit it. (Users can subscribe to already-fed AI.)

•

Support: The platform allows businesses to create customized AIs that can automate tasks, answer questions, and provide information. Businesses may leave these AIs open to interact with their customers to clarify doubts without large investments in personnel.

Audience and Ideal Customer - The Company’s audience is businesses that depend on information disponibility, where fast and reliable access to information is essential for their operation. Among the potential customers are:

•

Law firms: Law firms may upload all the applicable laws in their field as well as client contracts and ask related questions without having to go through several documents. They can also ask about the status of cases with specific names and know details of the cases without having to read them again.

•

Companies: The companies themselves can enter information about procedures, operating instructions, sales results, steps to follow, or any relevant information in the company. Users can ask and make decisions without having to go directly to consult multiple files or guidelines.

•

Call centers and customer support: They can enter information about the products, services, promotions they offer, as well as all the information related to the company they represent. Customer support employees are able to ask and obtain the requested information without the need to call supervisors or read documents.

•

Technical teams: All teams that rely on repair or support manuals can use the platform in case they need information such as how to repair a certain equipment, they can ask questions and fetch the information without having to memorize or remember the exact information location in the manuals.

•

Consulting firms: Coaches, consulting firms, or organizations that provide support or help can give their clients access to their own information centers so that they can ask and be given related information and exploit the knowledge base they have.

•

Active support on web pages: With the API connectivity tool, companies are able to enter all the relevant information of the company and leave a chat open embedded in their own infrastructure where customers may ask all their questions and their questions will be resolved without human interaction.

Revenue Streams, Sales And Marketing Channels

•

Subscriptions and Licenses: Individuals or organizations pay a monthly fee to have their own AI that answers their questions or their team questions. Subscriptions are based on the number of users, and the number of documents managed.

•

Third-Party Subscriptions: Users or organizations create their own AI and allow third parties to subscribe to them for a fee. Multidoc keeps a percentage of the subscriptions and leaves the rest to the content moderator.

•

Partnerships and B2B Licenses: Companies can create their own profiles with valuable or privileged technical information and charge users for access to have their own assistant that responds based on that information. They can also license Multidoc.ai technology to other companies or strategic partners who want to use it in their own products or services.

Sales Channels

•	Online sales: Offer the ability to subscribe and purchase licenses directly through your website, which allows customers to acquire and start using the platform immediately.
•	Strategic partnerships: Collaborate with strategic partners, such as consulting firms, law firms, insurance companies that can promote Multidoc.ai to their own clients.

Marketing Strategies

•

Affiliate marketing: Tech influencers or promoters are able to generate unique links so that when users access that link and register on the platform, the promoters are given a percentage of between 10% to 20% for the first year of subscription.

•	Content marketing: Blogs, whitepapers, guides, and case studies to demonstrate how Multidoc.ai solve specific challenges.
•	Online advertising: Online advertising, such as search engine ads (SEM) and social media ads, to reach a wide and specific audience.

THE MULTIDOC.AI DIFFERENCE - KEY FEATURES AND CAPABILITIES

1.

Creation of AI Assistants - Customizable AI: Businesses can design AI assistants tailored to their specific needs and industry requirements. These assistants can be trained to understand and process industry-specific terminology and context, making them highly efficient in providing accurate answers.

2.

Data Utilization - Internal Data Sources: Multidoc.ai works exclusively with an organization's own documents. This includes (i) Digital Documents, Standard text files, PDFs, and other digital formats; (ii) Scanned Documents, images or scans of physical documents, which the AI can process using OCR (Optical Character Recognition) technology; and, (iv) Handwritten Documents, including notes or other handwritten materials, which can also be digitized and incorporated into the AI's knowledge base.

3.	Query Resolution and Source Verification

•

Precise Information Retrieval: When a question is posed to the AI assistant, Multidoc.ai not only provides an answer but also identifies the exact paragraphs and documents where the information was found. This feature ensures transparency and allows users to verify the accuracy of the responses.

•	Contextual Understanding: The AI's ability to understand and extract contextually relevant information improves the reliability of its answers.

4.	Access Control and Security

•

Role-Based Access: The platform allows organizations to create specific roles and designate which users have access to particular documents and information. This ensures that sensitive information is only accessible to authorized personnel.

•	User Management: Administrators can easily manage user permissions, ensuring that each user can only access documents relevant to their role and responsibilities within the organization.

5.	Benefits to Businesses

•	Enhanced Productivity: By automating the process of finding and retrieving information, Multidoc.ai saves employees time, allowing them to focus on more critical tasks.
•	Improved Accuracy: The platform's ability to pinpoint the sources of information helps in maintaining high accuracy and reliability in the answers provided by the AI assistants.
•	Data Security: Ensuring that only authorized personnel can access certain documents helps in maintaining confidentiality and compliance with data protection regulations.
•	Customization and Scalability: Businesses can tailor the AI assistants to their specific needs and scale the solution as the organization grows.

6.	Comparison of Multidoc.ai and ChatGPT

•	Source of Information:

o

ChatGPT: Uses a broad range of information from the internet and other public sources. This can sometimes lead to variability in the accuracy and relevance of the responses, especially for specific or proprietary queries.

o	Multidoc.ai: Exclusively uses an organization’s own documents, ensuring that responses are relevant and accurate to the specific context of the organization.

•	Transparency:

o	ChatGPT: Does not typically provide sources for its answers, making it harder to verify the information.
o	Multidoc.ai: Clearly indicates the exact paragraphs and documents from which information was extracted, allowing for easy verification and trust in the responses.

We believe that Multidoc.ai stands out as a specialized AI platform that empowers businesses to harness their internal document resources effectively. By offering precise, verifiable, and role-based access to information, it enhances operational efficiency and ensures data security. This makes Multidoc.ai a valuable tool for organizations looking to streamline their information management and retrieval processes.

HOW MULTIDOC.AI WORKS

Multidoc.ai has identified various ways that AI can be utilized to significantly enhance the process of sorting and querying internal corporate documents through various techniques and tools. The following are various ways the Company has identified to apply AI within the Multidoc platform:

1. Natural Language Processing (NLP) - NLP enables Multidoc to understand and process human language. This is crucial for analyzing unstructured text data within documents. Multidoc employs this technology within its architecture to analyze unstructured text data within documents. Some specific NLP applications within the Multidoc platform include:

•	Text Classification: Automatically categorizing documents based on their content. For instance, sorting emails into folders such as “Invoices,” “Contracts,” or “HR.”
•	Named Entity Recognition (NER): Identifying and classifying key entities like names of people, organizations, dates, and financial terms within documents.

2. Optical Character Recognition (OCR) - OCR technology converts different types of documents, such as scanned paper documents or PDFs, into editable and searchable data. Multidoc employs this technology within its architecture to convert different types of documents, such as scanned paper documents or PDFs, into editable and searchable data. This allows Multidoc to process and analyze the text within these documents.

3. Search and Retrieval Systems - AI-powered search engines enhance traditional search by understanding context and intent. Multidoc employs this technology within its architecture to enhance traditional search functionality. Multidoc features include:

•	Semantic Search: Going beyond keyword matching to understand the meaning of queries and documents. This helps in retrieving more relevant documents even if the exact keywords aren't present.
•	Question Answering Systems: Providing direct answers to specific questions by extracting relevant information from documents, similar to how virtual assistants like Siri or Alexa work.

4. Document Summarization - AI can automatically generate summaries of documents, highlighting the most important information. This is useful for quickly understanding the content without reading the entire document. Multidoc employs this technology within its architecture.

5. Recommendation Systems - AI can recommend related documents based on the content a user is currently viewing. This is particularly useful in large document repositories where finding related information manually would be time-consuming. Multidoc employs this technology within its architecture to automatically generate summaries of documents, highlighting the most important information.

6. Workflow Automation - AI can automate repetitive tasks such as routing documents to the appropriate department or person, triggering workflows based on document content, and even filling out forms by extracting necessary information from submitted documents. Multidoc employs this technology within its architecture to automate repetitive tasks.

7. Data Extraction and Analysis - AI can extract specific data points from documents, such as financial figures from invoices or key terms from legal contracts. This data can then be used for further analysis or reporting. Multidoc employs this technology within its architecture to extract specific data points from documents.

8. Security and Compliance - AI can help ensure that documents comply with regulatory requirements by automatically detecting sensitive information and ensuring it is stored and handled appropriately. It can also monitor access and usage patterns to detect unauthorized access or data breaches. Multidoc employs this technology within its architecture to help ensure that documents comply with regulatory requirements by automatically detecting sensitive information and ensuring it is stored and handled appropriately. While this process can assist companies with security and compliance issues, Multidoc strongly recommended and suggests that companies utilize further traditional security and compliance measures as this technology become more widely acceptable.

Implementation Examples

•	Legal Industry: AI can assist law firms by sorting through vast amounts of case law, legal briefs, and contracts to find relevant information quickly.
•	Healthcare: AI can help in managing patient records, extracting relevant medical information, and ensuring compliance with health regulations.
•	Finance: AI can be used to process and analyze financial documents, detect fraud, and ensure compliance with financial regulations.

Competitors - Tools and Platforms - Several AI platforms and tools are designed to assist with document management:

•	Microsoft Azure Cognitive Services: Offers APIs for OCR, NLP, and more.
•	Google Cloud AI: Provides tools for document understanding, including AutoML for custom model training.
•	IBM Watson: Features robust NLP and data extraction capabilities.
•	Amazon Comprehend: NLP service that can classify, extract, and understand text within documents.

By employing the foregoing AI tools, Multidoc provides powerful tools to help companies sort and query their internal corporate documents efficiently. By leveraging technologies like NLP, OCR, and intelligent search, Multidoc can enhance their document management processes, leading to improved productivity, better compliance, and more informed decision-making.

MULTIDOC.AI – PRACTICAL APPLICATION

Multidoc as platform leverages AI and natural language processing (NLP) to extract insights from vast amounts of unstructured data, primarily for financial and business research purposes. Implementing a similar system within a corporation for internal operations could significantly enhance decision-making, competitive intelligence, and overall efficiency. Here's a detailed analysis of how the Multidoc platform can be implemented:

1. Identifying Use Cases - Before implementing a system like Multidoc, it’s crucial to identify the specific use cases within the corporation where such a tool would add the most value. This could include market research, competitor analysis, regulatory monitoring, trend forecasting, or even internal document analysis like contracts and reports

2. Data Integration - The Multidoc system needs to integrate with various internal and external data sources. This includes structured data from databases, as well as unstructured data from sources like emails, documents, research papers, news articles, and social media.

3. Natural Language Processing (NLP) - NLP algorithms would be at the core of the Multidoc system. These algorithms process and analyze text data to extract key information, identify trends, sentiment, and relationships between entities. Techniques such as Named Entity Recognition (NER), sentiment analysis, topic modeling, and summarization would be employed.

4. Customization and Training - The system would need to be customizable to suit the specific needs and vocabulary of the corporation. This might involve training the NLP models on domain-specific data to improve accuracy and relevance.

5. Search and Querying Capabilities - Multidoc employs a powerful search interface would allow users to query the system using natural language queries or specific filters. The system should provide relevant results quickly, with advanced filtering options to refine the search results.

6. Alerts and Notifications – The Multidoc system will provide alerts and notifications based on predefined triggers or changes in the data. For example, it could alert users about emerging trends, regulatory changes, or significant news related to competitors or market conditions.

7. Visualization and Reporting - Visualization tools will help users understand complex data patterns and trends more intuitively. Dashboards and reports could provide summarized insights for decision-makers, with the ability to drill down into specific details as needed.

8. Security and Compliance - Given that the Multidoc system would deal with sensitive corporate data, robust security measures would be essential to protect data integrity and confidentiality. Compliance with relevant regulations such as GDPR, HIPAA, or industry-specific standards would also be critical.

9. User Training and Support - Adequate training and support should be provided to users to ensure they can effectively utilize the system's capabilities. This might involve training sessions, user guides, and ongoing support to address any issues or questions that arise.

10. Continuous Improvement - The Multidoc system should be designed for continuous improvement, with mechanisms in place to gather feedback from users and update the algorithms and features accordingly. This iterative process would ensure that the system remains relevant and effective over time.

MUTIDOC.AI KEYS TO SUCCESS

A typical start-up company in the AI sector needs several key elements to succeed. These can be broadly categorized into foundational, operational, and strategic components:

Foundational Components

1. Strong Team

•	Technical Expertise: Skilled AI researchers and engineers with knowledge in machine learning, data science, and software development.
•	Domain Experts: Professionals with deep understanding of the industry the AI solution targets (e.g., healthcare, finance, retail).
•	Business Acumen: Individuals with experience in business development, sales, and marketing to drive growth and customer acquisition.

2. Innovative Product or Service

•	Unique Value Proposition: A clear and compelling solution that addresses a specific problem or need in the market.
•	Scalability: The ability to scale the product or service to meet growing demand.
•	User-Focused Design: A product that is easy to use and provides a great user experience.

3. Solid Data Infrastructure

•	High-Quality Data: Access to large, relevant, and diverse datasets to train AI models.
•	Data Management Tools: Robust systems for data collection, storage, processing, and analysis.

Operational Components

4. Technology Stack

•	AI and ML Tools: Software and frameworks such as TensorFlow, PyTorch, and scikit-learn for model development.
•	Cloud Services: Platforms like AWS, Google Cloud, or Azure for scalable computing resources.
•	DevOps Practices: Continuous integration and deployment (CI/CD) pipelines to streamline development and deployment processes.

5. Funding and Financial Management

•	Seed Funding: Initial capital to develop the product and bring it to market.
•	Venture Capital: Additional rounds of funding to scale the business.
•	Financial Planning: Effective budgeting, forecasting, and financial management to ensure sustainability.

Strategic Components

6. Go-to-Market Strategy

•	Market Research: Understanding the target market, competition, and customer needs.
•	Sales and Marketing Plan: Strategies to attract and retain customers, including digital marketing, partnerships, and direct sales.
•	Customer Acquisition and Retention: Tactics to acquire new customers and retain existing ones through excellent service and support.

7. Regulatory and Ethical Compliance

•	Legal Considerations: Ensuring compliance with data protection laws, industry regulations, and intellectual property rights.
•	Ethical AI Practices: Adhering to ethical guidelines in AI development and deployment to build trust and avoid biases.

8. Networking and Partnerships

•	Industry Connections: Building relationships with industry leaders, potential customers, and partners.
•	Collaboration with Academia: Partnering with universities and research institutions for cutting-edge research and talent acquisition.

9. Continuous Innovation and Improvement

•	Research and Development: Investing in R&D to stay ahead of technological advancements and improve the product.
•	Customer Feedback: Continuously gathering and incorporating feedback to refine and enhance the product.

By focusing on these critical components, as start-up in the AI sector we believe we can build a strong foundation for success and navigate the challenges of bringing innovative AI solutions to market. AI can significantly enhance the process of sorting and querying internal corporate documents through various techniques and tools. Management has identified ways AI can be applied:

1. Natural Language Processing (NLP) - NLP enables AI to understand and process human language. This is crucial for analyzing unstructured text data within documents. Some specific NLP applications include:

•	Text Classification: Automatically categorizing documents based on their content. For instance, sorting emails into folders such as “Invoices,” “Contracts,” or “HR.”
•	Named Entity Recognition (NER): Identifying and classifying key entities like names of people, organizations, dates, and financial terms within documents.

2. Optical Character Recognition (OCR) - OCR technology converts different types of documents, such as scanned paper documents or PDFs, into editable and searchable data. This allows AI to process and analyze the text within these documents.

3. Search and Retrieval Systems - AI-powered search engines enhance traditional search by understanding context and intent. Features include:

•	Semantic Search: Going beyond keyword matching to understand the meaning of queries and documents. This helps in retrieving more relevant documents even if the exact keywords aren't present.
•	Question Answering Systems: Providing direct answers to specific questions by extracting relevant information from documents, similar to how virtual assistants like Siri or Alexa work.

4. Document Summarization - AI can automatically generate summaries of documents, highlighting the most important information. This is useful for quickly understanding the content without reading the entire document.

5. Recommendation Systems - AI can recommend related documents based on the content a user is currently viewing. This is particularly useful in large document repositories where finding related information manually would be time-consuming.

6. Workflow Automation - AI can automate repetitive tasks such as routing documents to the appropriate department or person, triggering workflows based on document content, and even filling out forms by extracting necessary information from submitted documents.

7. Data Extraction and Analysis - AI can extract specific data points from documents, such as financial figures from invoices or key terms from legal contracts. This data can then be used for further analysis or reporting.

8. Security and Compliance - AI can help ensure that documents comply with regulatory requirements by automatically detecting sensitive information and ensuring it is stored and handled appropriately. It can also monitor access and usage patterns to detect unauthorized access or data breaches.

AI provides powerful tools to help companies sort and query their internal corporate documents efficiently. By leveraging the Multidoc technology, businesses can enhance their document management processes, leading to improved productivity, better compliance, and more informed decision-making.

By implementing a system like Multidoc for internal operations, corporations can gain a competitive advantage by leveraging data-driven insights to make informed decisions and stay ahead of market trends and developments. However, implementing AI for internal corporate document searches can provide significant benefits, but it also comes with several challenges and issues. These issues can broadly be categorized into technical, ethical, and operational aspects:

Technical Issues

1. Data Quality and Consistency

•	Inconsistent Formats: Documents may be in various formats (PDFs, Word documents, emails, etc.), making it difficult for AI to process them uniformly.
•	Data Accuracy: Errors or inconsistencies in the data can lead to inaccurate search results or insights.

2. Complexity of Natural Language Processing

•	Understanding Context: AI struggles with understanding the context and nuances of human language, especially with industry-specific jargon or ambiguous terms.
•	Handling Unstructured Data: Many corporate documents are unstructured, making it difficult for AI to extract and understand the relevant information.

3. Scalability

•	Computational Resources: Processing large volumes of documents requires significant computational power and efficient algorithms to ensure fast and accurate search results.
•	Model Maintenance: As the volume and variety of documents grow, AI models need regular updates and retraining to maintain their effectiveness.

4. Integration with Existing Systems

•	Compatibility: Ensuring that AI tools seamlessly integrate with existing document management systems and workflows can be challenging.
•	Data Silos: Documents may be stored in disparate systems, complicating comprehensive search capabilities.

Ethical and Legal Issues

5. Privacy and Confidentiality

•	Sensitive Information: Internal documents often contain sensitive or confidential information, and AI systems must ensure this data is protected and not improperly accessed or used.
•	Compliance: Ensuring compliance with data protection regulations (e.g., GDPR, CCPA) when processing and storing documents.

6. Bias and Fairness

•	Algorithmic Bias: AI models can unintentionally incorporate biases present in the training data, leading to unfair or discriminatory outcomes.
•	Transparency: It can be difficult to understand and explain AI decision-making processes, leading to a lack of transparency and trust.

Operational Issues

7. Change Management

•	User Adoption: Employees may resist adopting new AI-powered tools, especially if they are accustomed to traditional search methods.
•	Training: Providing adequate training for employees to effectively use and trust AI-powered search systems.

8. Cost

•	Implementation Costs: Developing and implementing AI solutions can be expensive, requiring investment in technology, talent, and infrastructure.
•	Ongoing Maintenance: Continuous maintenance, updates, and monitoring of AI systems add to the long-term costs.

MITIGATION STRATEGIES

To address these issues, organizations can adopt several strategies:

1. Data Management

•	Standardization: Implement standardized formats and consistent data entry practices.
•	Quality Control: Regularly audit and clean data to ensure accuracy and consistency.

2. Advanced NLP Techniques

•	Contextual Understanding: Use advanced NLP models like transformers (e.g., BERT, GPT) that better understand context and nuances
•	Customization: Train AI models on domain-specific data to improve their understanding and accuracy in specialized fields.

3. Scalable Infrastructure

•	Cloud Computing: Leverage cloud-based solutions for scalable computing resources.
•	Efficient Algorithms: Implement efficient algorithms and indexing techniques to handle large datasets.

4. Integration and Compatibility

•	API Development: Develop robust APIs to facilitate seamless integration with existing systems.
•	Unified Platforms: Consider adopting unified document management platforms that support AI capabilities.

5. Ethical and Legal Compliance

•	Data Anonymization: Implement data anonymization techniques to protect sensitive information.
•	Regular Audits: Conduct regular audits to ensure compliance with legal and ethical standards.

6. User Engagement and Training

•	Change Management Programs: Implement programs to manage the transition and encourage user adoption.
•	Training Sessions: Offer comprehensive training sessions to familiarize employees with new AI tools.

By proactively addressing these issues, companies can effectively harness the Multidoc AI to enhance their internal document search capabilities while minimizing risks and ensuring compliance with ethical and legal standards.

PRICING

Pricing an AI platform for internal document searches and queries involves several factors and strategies. We will consider the following elements to determine an effective pricing model:

Factors Influencing Pricing

1. Development and Operational Costs

•	R&D Costs: Expenses related to developing and improving the AI algorithms, training models, and ensuring the platform’s accuracy and efficiency.
•	Infrastructure Costs: Costs for cloud services, servers, and data storage required to run the platform.
•	Maintenance and Support: Ongoing costs for maintaining, updating the platform, and providing customer support.

2. Value Proposition

•	Efficiency Gains: The platform’s ability to save time and improve productivity by quickly retrieving relevant documents.
•	Accuracy and Reliability: Higher accuracy and reliability may justify a premium price.
•	Advanced Features: Additional functionalities like document summarization, sentiment analysis, and advanced search filters can add value.

3. Market and Competition

•	Competitive Landscape: Pricing strategies of similar platforms in the market.
•	Target Market: The financial capacity and willingness to pay of the target customers (e.g., large enterprises vs. small businesses).

4. Customer Needs and Usage Patterns

•	Scale of Use: Number of users, volume of documents processed, and frequency of searches.
•	Customization and Integration: Costs associated with customizing the platform for specific industries or integrating with existing systems.

5. Sales and Distribution Channels

•	Direct Sales: Higher costs associated with direct sales teams might require higher prices.
•	Partnerships and Resellers: Using resellers or partners can influence pricing and margins.

Common Pricing Models

1. Subscription-Based Pricing - Tiered Plans - Different pricing tiers based on the number of users, features, and volume of documents. For example:

•	Basic: Limited features, suitable for small teams.
•	Standard: Includes more features and higher usage limits.
•	Enterprise: All features with unlimited usage and premium support.

2. Usage-Based Pricing

•	Pay-per-Document: Charging based on the number of documents processed or searched.
•	Pay-per-Query: Pricing based on the number of search queries performed.
•	Data Volume: Pricing according to the amount of data processed or stored.

3. Perpetual License - One-Time Fee: A higher upfront cost for a perpetual license, with optional annual maintenance and support fees.

4. Freemium Model - Basic Free Version: Offering a limited version of the platform for free to attract users, with the option to upgrade to paid plans for additional features and higher usage limits.

5. Custom Pricing - Enterprise Agreements: Custom pricing based on specific needs, volume, and contractual agreements, often used for large organizations.

By considering these factors and adopting a flexible pricing strategy, Multidoc can effectively price its AI platform to attract and retain customers while ensuring profitability and growth.

GOVERNMENT REGULATIONS

Government regulations governing AI applications are evolving and vary by country and region. These regulations aim to address concerns related to privacy, safety, fairness, and transparency. Here are some key regulations and initiatives:

United States

•

Algorithmic Accountability Act - Proposed legislation that would require companies to assess the impact of automated decision systems, including AI, and mitigate any potential harms, especially those related to discrimination and privacy.

•

Federal Trade Commission (FTC) Guidelines - The FTC provides guidelines on fairness, transparency, and accountability in AI. Companies are advised to ensure their AI systems do not deceive or unfairly disadvantage consumers.

•	National AI Initiative Act - This act establishes a coordinated program across federal agencies to accelerate AI research and development, with a focus on ethical standards and regulatory frameworks.

European Union

•

General Data Protection Regulation (GDPR) - GDPR has significant implications for AI, especially regarding data privacy and protection. It includes requirements for data minimization, transparency, and obtaining explicit consent for data processing.

•

Artificial Intelligence Act (Proposed) - The proposed AI Act aims to create a regulatory framework for AI in the EU, categorizing AI applications into different risk levels (unacceptable, high, limited, and minimal risk) and imposing stricter regulations on high-risk AI systems.

•	Ethics Guidelines for Trustworthy AI - Developed by the European Commission’s High-Level Expert Group on AI, these guidelines focus on ensuring AI is lawful, ethical, and robust.

China

•	New Generation AI Development Plan - This strategic plan outlines China's goals for AI development, emphasizing the need for ethical standards and regulatory frameworks to guide AI innovation.
•	Data Security Law and Personal Information Protection Law - These laws provide comprehensive regulations on data security and privacy, impacting how AI systems collect, store, and use data.

Canada

•	Directive on Automated Decision-Making - Provides guidelines for government departments using AI to ensure transparency, accountability, and fairness in automated decision-making processes.
•	Algorithmic Impact Assessment - Requires federal agencies to assess the impact of AI systems and mitigate potential risks.

United Kingdom

•	Centre for Data Ethics and Innovation (CDEI) - Provides recommendations on AI governance and ethics.
•	AI Roadmap - Includes principles for safe and ethical AI development and deployment.

International Initiatives

•

OECD AI Principles - The Organisation for Economic Co-operation and Development (OECD) has established AI principles focused on inclusive growth, human-centered values, transparency, robustness, and accountability.

•	G20 AI Principles - Based on the OECD guidelines, the G20 countries have endorsed principles promoting responsible AI development and use.

Key Areas of Regulation

1. Data Privacy and Protection - Regulations like GDPR in the EU and CCPA in California focus on protecting individuals' data privacy and ensuring transparent data processing practices.

2. Bias and Fairness - Ensuring AI systems do not perpetuate or exacerbate biases is a critical regulatory focus. This includes requirements for regular auditing and impact assessments of AI systems.

3. Transparency and Accountability - Regulations often mandate transparency in AI decision-making processes and accountability mechanisms for when AI systems cause harm or fail.

4. Safety and Security - Ensuring AI systems are robust, secure, and do not pose safety risks is a regulatory priority, with specific guidelines for high-risk applications like autonomous vehicles and medical devices.

Challenges and Future Directions

1. Harmonization: Different regulatory approaches across countries can create challenges for international companies. There is ongoing discussion about harmonizing AI regulations globally.

2. Evolving Frameworks: As AI technology rapidly evolves, regulatory frameworks need to be flexible and adaptive to address new challenges and opportunities.

3. Ethical Considerations: Beyond legal requirements, there is a strong emphasis on developing ethical AI guidelines to ensure technology benefits society as a whole.

By staying informed about these regulations and incorporating best practices into their AI development and deployment processes, companies can navigate the regulatory landscape and ensure their AI applications are compliant and ethical.

CORPORATE HISTORY

Neuralbase AI Ltd. was organized on March 21, 2000, in the state of California, under the former name of Acquisitions Solutions, Ltd. On February 13, 2001, it changed its name to Mc Smoothies, Inc. In May, 2002, we acquired the assets of Ameridream Entertainment, Inc., a Nevada corporation engaged in the business of film production, and changed our name to Ameridream Entertainment, Inc., and commenced operations as a producer of feature films. From February 25, 2002 through July 7, 2002, our common stock was quoted on the over-the-counter bulletin board under the trading symbol, MCSO. From July 8, 2002 through February 29, 2003, our common stock was quoted on the over-the-counter bulletin board under the trading symbol, AMDR. On or about March 29, 2003, due to the failure of former management to file a quarterly report on form 10QSB, our quotation was dropped from the bulletin board and our securities began to trade on the pink sheets under the trading symbol IPEI. Pursuant to a settlement reached in a lawsuit over our controlling shares, which was settled in September, 2003, we changed management and changed our name to Soleil Film & Television, Inc., effective October 2003. We subsequently continued the business of developing, producing and distributing feature films television. On October 19, 2004, we filed a Form 15 to terminate our registration under the Securities Exchange Act of 1933.

In September 2006 we changed our charter to the state of Nevada.

On August 11, 2011 we changed our name from Imperia Entertainment, Inc. to Viratech Corp.

On March 8, 2023, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Blackwell Properties, LLC, a Dubai limited liability company, (“Blackwell”) and Charandeep Gopishetty, an individual (“Gopishetty”) and the sole-officer, director, and shareholder of Blackwell (collectively, Blackwell and Gopishetty are hereinafter referred to as the “Seller”) pursuant to which Corporation acquired various assets from Seller in exchange for 9,000,000 restricted shares of the Company’s Series A Preferred Stock (the “Preferred A Shares) to be issued to Seller, or his assigns, concurrently with the closing of the Purchase Agreement.

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

Concurrently with the execution of the Unwind Agreement, on May 16, 2024, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”), with Mr. Frank Gomez and Grupo FG SAS, which is the alter-ego of Mr. Gomez (the “Seller”). Grupo FG SAS does not currently conduct any business and was formed specifically to hold various proprietary Artificial Intelligence (“AI”) assets relating to that certain technology known as “Multidoc AI”. Multidoc AI is an artificial intelligence system that allows businesses and organizations to create their own AI assistants capable of resolving queries by extracting information from the universe of documents within the client company itself. Multidoc AI allows organizations to manage their own digital, scanned, or handwritten documents and when a queried, Multidoc AI not only resolves the request but also indicates from which paragraphs and documents it extracted the information to corroborate the answer accuracy (collectively, all assets held by Grupo FG and all related proprietary and non-proprietary technology, know-how, and all other facets of Seller’s operations are referred to as the “Acquired Assets”). The Company acquired the Acquired Assets in exchange for 9,000,000 restricted shares of the Company’s Series A Preferred Stock (the “Preferred A Shares”) to be issued to Seller, or his assigns, concurrently with the closing of the Purchase Agreement. Additionally, each of the Company and Seller made customary representations, warranties, covenants, and indemnities in connection with the Purchase Agreement.

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

On November 27, 2024, the Company effected a 1-for-7,500 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 7,500 shares of issued and outstanding common stock were automatically combined and reclassified into one share of common stock. The number of authorized shares of common stock remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. Unless otherwise indicated, all share and per-share amounts in this Annual Report on Form 10-K, including but not limited to shares authorized, issued, outstanding, and reserved for issuance, as well as earnings per share calculations, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

EMPLOYEES

We have 6 full-time employees and no part-time employees. None of our employees are expected to be subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.

AVAILABLE INFORMATION

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS RELATED TO THE OFFERING

Investing in the Company is a highly speculative investment and could result in the loss of your entire investment.

A purchase of the offered securities is significantly speculative and involves significant risks. The offered securities should not be purchased by any person who cannot afford the loss of his or her entire purchase price. The business objectives of the Company are also speculative, and we may be unable to satisfy those objectives. The stockholders of the Company may be unable to realize a substantial return on their purchase of the offered securities, or any return whatsoever, and may lose their entire investment in the Company. For this reason, each prospective purchaser of the offered securities should read this prospectus and all of its exhibits carefully and consult with their attorney, business advisor and/or investment advisor.

The offering price of the offered securities has been arbitrarily determined by the Company and such offering price should not be used by an investor as an indicator of the fair market value of the offered securities.

Currently there is limited trading in the public market for the Company’s common stock. The offering price for the offered Shares has been arbitrarily determined by the Company and does not necessarily bear any direct relationship to the assets, operations, book, or other established criteria of value of the Company. Thus, an investor should be aware that the offering price does not reflect the fair market price of the offered securities.

As there is no minimum for our offering, if only a few persons purchase shares, they could lose their investment.

Since there is no minimum with respect to the number of securities to be sold directly by the Company in this Offering, if only a few Shares are sold, we may not have enough capital to sustain our business. In such an event, it is highly likely that any investment would be lost. As such, proceeds from this Offering may not be sufficient to meet the objectives we state in this Prospectus, other corporate milestones that we may set, or to avoid a “going concern” modification in future reports of our auditors as to uncertainty with respect to our ability to continue as a going concern. If we fail to raise sufficient capital, we expect to have to significantly decrease operating expenses, which will curtail the growth of our business.

The Company’s management has full discretion in allocating net proceeds from the Offering.

We have allocated the net proceeds of the Offering in the sum of $400,000 (assuming the sale of all 40,000,000 shares of Common Stock) to product development, marketing, operations and infrastructure of the Company. As to such funds, investors will be relying on the judgment and discretion of the Company's management without specific information as to the uses, which are proposed to be made of such funds. Further, we may use any portion of the net proceeds of the Offering to acquire and/or invest in businesses related to the business of the Company (see “Use of Proceeds”).

There is no firm commitment underwriting for the Offering.

We do not have a firm commitment underwriting for the Offering. The Company is offering its Shares for sale through its officers and directors on a “self-underwritten”, “best efforts” basis without compensation. Accordingly, there is no assurance that we will sell the maximum Shares offered or any amount. If all of the Shares offered hereby are not sold, the Company will be limited in its ability to conduct its business.

RISKS RELATED TO OUR COMPANY

We are a recently re-organized development stage company accordingly we expect to incur operating losses for the foreseeable future.

Since inception, we have had limited operations, and we have only recently commenced our business operations related to the Multidoc.ai platform. Accordingly, we have no way to evaluate the likelihood that our business will be successful. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we may to undertake in the future. These potential problems include, but are not limited to, unanticipated problems relating to the market acceptance of our business, and additional costs and expenses that may exceed current estimates. We anticipate that the Company will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. There is no operating history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business may fail.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent accountant’s audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, or we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

Our current president and chief executive officer may have other business interests.

Mr. Frank Gomez, our President and Chief Executive Officer, currently devotes approximately 20 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on his from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Gomez to our company could negatively impact our business development.

Our officers and director control approximately 94.91% of the Company giving them significant voting power, which allows them to take actions that may not be in the best interest of all other shareholders.

Mr. Frank Gomez, our President, Chief Executive Officer, and a member of our Board of Directors, owns approximately 94.91% of our current outstanding shares of common stock. Accordingly, he is able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. He may also be able to determine their compensation. Mr. Gomez also has significant influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers and acquisitions, consolidations, and the sale of all or substantially all of our assets, the election of directors and other significant corporate actions. In addition to his stock ownership, he is key to our operations and will have significant influence regarding our daily operation decisions. This concentration of ownership and influence over our decision-making may also discourage, delay, or prevent a change in control of the Company, which could deprive our other shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might reduce the price of our common stock.

Since management is not a resident of the United States, shareholders may face difficulty in enforcing a U.S. judgment for claims brought against such persons.

Our management team, including our Chief Executive Officer, have their primary residences and business offices in Colombia, and some portion of the assets of these directors are located outside the United States. As a result, it may be more difficult for shareholders to enforce a lawsuit within the United States against these non-U.S. residents than if they were residents of the United States. Also, it may be more difficult for shareholders to enforce any judgment obtained in the United States against the assets of our non-U.S. resident management located outside the United States than if these assets were located within the United States. A foreign court may not enforce liabilities predicated on U.S. federal securities laws in original actions commenced in certain foreign jurisdictions, or judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal securities laws.

We have requirements for and there is an uncertainty of access to additional capital.

Ultimately, our ability to continue our business operations depends in part on our ability to obtain financing through, debt financing, equity financing, or commence operations and generate revenues or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

We have no cash flow from operations and depend on equity financing and shareholder loans for our operations.

Our current operating funds are less than necessary to complete our intended plan of operations. We will need additional funds. Our failure to obtain such additional financing could result in delay or indefinite postponement of further of any subsequent operations which would have a material adverse effect on our business. Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our ability to generate enough working capital from future sales; the level of commercial acceptance by the public of the services/products we may develop; fluctuations in the demands of any products; the amount and timing operating costs and capital expenditures relating to expansion of subsequent business, operations, infrastructure, and general economic conditions. If realized, any of these factors could have a material effect on our business, financial condition, and operating results.

Our international operations subject us to additional risks that may harm our operating results.

Our international operations make us subject to various international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international operations subject us to a variety of additional risks, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure, legal, and other compliance costs associated with multiple international locations;
•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;
•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our operations in certain foreign markets;
•	the effects of any political instability on the general willingness of our current and prospective partners to make capital commitments;
•	unfavorable changes in tax treaties or laws; and
•	increased exposure to foreign currency exchange rate risk.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales, and harm our business, operating results, and financial condition. For example, in certain foreign countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we implement policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors, and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.

Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our operators and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled use of our products and, as a result, lower revenues. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such operators or partners, which in turn would impact our revenues and could materially adversely impact our business and financial results. Any devaluation may also lead us to discount our prices more aggressively in foreign markets in order to maintain competitive pricing, which would negatively impact our revenues and gross margins. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies.

Compliance with Anti-Money Laundering Rules and Regulations

As part of the Board of Directors’ responsibility for the prevention of money laundering under the Uniting and Strengthening America by Providing Appropriate Tools Required to Interrupt and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and similar laws in effect in foreign countries and in response to increased regulatory concerns with respect to the sources of funds used in investments and other activities, the Board of Directors may request prospective and existing shareholders to provide documentation verifying, among other things, such shareholder's identity and the source of funds used to purchase such shareholder's interest in the Company. The Board of Directors may decline to accept a subscription if this information is not provided or on the basis of such information that is provided. Requests for documentation and additional information may be made at any time during which a shareholder holds an interest in the Company. The Board of Directors may be required to provide this information, or report the failure to comply with such requests, to appropriate governmental authorities, in certain circumstances without notifying the shareholders that the information has been provided.

FCPA Considerations

The Board of Directors and the Company intend to comply with the U.S. Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. Any violation of the FCPA or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us. Any determination that we have violated the FCPA or laws of any other jurisdiction could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our financial condition and results of operation. Because our foreign presence, the possibility of violations of foreign law or the FCPA may increase.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. Despite the Board of Directors’ efforts to ensure compliance with the FCPA, such efforts may not in all instances prevent violations.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Risks Related to Our Business

Because we will derive substantially all of our revenue from our Multidoc.ai platform to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.

We expect to derive substantially all of our revenue from our Multidoc.ai platform. As such, the market acceptance of the Multidoc.ai platform is critical to our continued success. Demand for our Multidoc.ai platform is affected by a number of other factors, some of which are beyond our control. These factors include market acceptance of our Multidoc.ai platform, the pace at which existing customers realize benefits from the use of our Multidoc.ai platform and decide to expand deployment of our Multidoc.ai platform across their business, the timing of development and release of new products by our competitors, technological change, reliability and security, the pace at which enterprises undergo digital transformation, and developments in data privacy regulations. We expect that the needs of our customers will continue to rapidly change and increase in complexity. We will need to improve the functionality and performance of our Multidoc.ai platform continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Multidoc.ai platform, our business operations, financial results, and growth prospects will be materially and adversely affected.

If a market for our Multidoc.ai platform fails to grow as we expect, or if businesses fail to adopt our Multidoc.ai platform, our business, operating results, and financial condition could be adversely affected.

It is difficult to predict customer adoption rates and demand for our Multidoc.ai platform, the entry of competitive platforms, or the future growth rate and size business software markets. A substantial majority of our revenue will come from sales of our subscription-based software products, which we expect to continue for the foreseeable future. Although demand for machine learning and analytics platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our Multidoc.ai platform. Our future success will depend in large part on our ability to further penetrate the existing market for Multidoc.ai platform. Additionally, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new platforms and applications. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our Multidoc.ai platform, our business, operating results, and financial condition could be adversely affected.

If we fail to respond to rapid technological changes, extend our Multidoc.ai platform, or develop new features and functionality, our ability to remain competitive could be impaired.

The market for our Multidoc.ai platform is characterized by rapid technological change and frequent new platform and application introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of platforms and applications embodying new technologies can quickly make existing platforms and applications obsolete and unmarketable. Machine learning, and analytics platforms and applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced platforms and applications. The success of any enhancements or improvements to our existing Multidoc.ai platform or any new applications depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance.

Our ability to grow our customer base and generate revenue from customers will depend heavily on our ability to enhance and improve our Multidoc.ai platform, to develop additional functionality and use cases, introduce new features and applications and interoperate across an increasing range of devices, operating systems, and third-party applications. When we develop a new enhancement or improvement to our Multidoc.ai platform, we will incur expenses and expend resources upfront to develop, market and promote the new enhancement and improvement. Therefore, when we develop and introduce new enhancements and improvements to our Multidoc.ai platform, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. There is no assurance that our enhancements to our Multidoc.ai platform or our new application experiences, functionality, use cases, features, or capabilities will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our Multidoc.ai platform in a manner that satisfies customer preferences in a secure, timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our Multidoc.ai platform.

Any failure of our Multidoc.ai platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our Multidoc.ai platform. If we are unable to respond to these changes in a timely and cost-effective manner, our Multidoc.ai platform may become less marketable, less competitive, or obsolete, and our business may be adversely affected. Also, the introduction of new AI platforms and applications by competitors or the development of entirely new technologies to replace existing offerings could make our Multidoc.ai platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new Multidoc.ai platform experiences, features, or capabilities.

We need continual development of our platform to adapt to rapidly changing technology and consumer demands.

We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards, and consumer preferences, regulatory changes, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. We need to continuously update our platform and the technology we invest in and develop, including our machine learning and other proprietary algorithms, in order to attract publishers and buyers and keep ahead of changes in technology, evolving industry standards and regulatory requirements. Our failure to adapt to a rapidly changing market, anticipate publisher and buyer demand, or attract and retain publishers would cause our revenue or revenue growth rate to decline, and adversely affect our business, results of operations, and financial condition.

Our software is highly complex and may contain undetected errors.

The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.

We are subject to the terms of open-source licenses because our platform incorporates open-source software.

The software powering our Multidoc.ai platform may incorporate software covered by open-source licenses. The terms of many open-source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplace. Under certain open-source licenses, we could be required to publicly release the source code of our software or to make our software available under open-source licenses. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open-source software can lead to greater risks than use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the origin of the software. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Additionally, because any software source code we contribute to open-source projects is publicly available, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial condition, and results of operations.

Further expansion into markets outside of the United States is important to the growth of our business but will subject us to risks associated with operations abroad.

Expanding our business into markets outside of the United States is an important part of our strategy. Although we have a significant number of members outside of the United States, we have limited experience in developing local markets outside the United States.

In addition, competition is likely to intensify in the international markets where we operate and plan to expand our operations. Local companies based in markets outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, those local markets. Some of our competitors may also be able to develop and grow in international markets more quickly than we will. Continued expansion in markets outside of the United States will also require significant financial investment. These investments include marketing to attract and retain new members, developing localized services, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations.

If we fail to raise additional capital to fund our business growth and project development, the Company’s new business could fail.

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to continue to develop its platform. The Company will attempt to raise such capital through the issuance of stock and/or incurring debt. However, there is no assurance that the Company will be successful in raising sufficient additional capital and we have no arrangements for future financing and there can be no assurance that additional financing will be available to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund the Company’s projects, take advantage of potential acquisition opportunities, develop or enhance the extraction of gold and/or precious metals or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company’s business and financial condition.

Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.

We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and newer laws and regulations focused on the Internet and online commerce, such as payment systems, privacy, anti-spam, data protection, electronic contracts and consumer protection. These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. Additionally, it is not always clear how existing laws apply to the Internet as many of these laws do not address the unique issues raised by the Internet or online commerce.

For example, laws relating to online privacy are evolving differently in different jurisdictions. Federal, state and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate the privacy implications of the use of third-party “cookies,” “web beacons” and other methods of online tracking. The United States, the European Union and other governments have enacted or are considering legislation that could significantly restrict the ability of companies and individuals to collect and store user information, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools.

In some cases, non-U.S. privacy, data protection, consumer protection and other laws and regulations are more restrictive than those in the United States. For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, the expansion of our operations internationally may require changes to the ways we collect and use consumer information.

Existing and future laws and regulations enacted by federal, state or non-U.S. governments could impede the growth or use of the Internet or online commerce. It is also possible that governments of one or more countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract or retain members may be adversely affected and we may not be able to grow our business as we anticipate.

We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.

Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business.

Security breaches, improper access to or disclosure of our data or our customers' data, or other cyber incidents could result in liability, cause harm to our reputation and business, or subject us to regulatory penalties.

Our business may involve the collection, storage, and transmission of confidential information, including customer and employee personal information, as well as proprietary business data. We expect to experience, cyber-attacks aimed at gaining unauthorized access to our and our customers’ data and systems, which could result in data theft, reputational harm, and legal consequences. While we take all necessary industry standard steps to ensure our customer’s data is protected, any security breach or unauthorized access to or disclosure of our or our customers’ data could result in significant legal and financial liabilities, damage to our reputation, and loss of customer confidence. We may also face fines and sanctions from regulators under laws such as the European Union’s General Data Protection Regulation (GDPR) or the California Consumer Privacy Act (CCPA). Currently, we do not maintain cybersecurity insurance, if we do adopt such coverage in the future, such policies may not cover all financial damages related to data breaches or other incidents and any breach could have a significant adverse effect on our business.

We may be unable to protect our intellectual property adequately.

Our intellectual property is an essential asset of our business. As we move our business operations forward, we intend to establish and protect our intellectual property rights, we anticipate that we will rely on a combination of trade secret, copyright, trademark and, to a lesser extent, patent laws, as well as confidentiality procedures and contractual provisions. The efforts we have taken, to this point in our operations, to protect our intellectual property may not be sufficient or effective to provide adequate protection of our intellectual property. While, we generally do not elect to register our copyrights or the majority of our trademarks due to the inherent costs associated therewith, we instead rely on the common law protection afforded unregistered intellectual property, which may not be sufficient. In addition, our copyrights, and trademarks, whether or not registered, and patents, may be held invalid or unenforceable if challenged. We not have obtained or applied for patent protection with respect to our intellectual property and we generally will not rely on patents as a principal means of protecting intellectual property, due to the cost prohibitive nature thereof. To the extent we do seek patent protection, any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies. If our intellectual property is not adequately protected our business prospects and future operations could be adversely affected.

In addition, we may not be effective in policing unauthorized use of our intellectual property. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.

We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.

Companies within the Internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive notices that claim we have infringed, misappropriated, or misused other parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.

In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

We may be involved in litigation matters that are expensive and time consuming.

In addition to intellectual property claims, we may become involved in other litigation matters, including class action lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to taxation in the United States and in numerous other jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable settlements of tax audits. At any one-time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be adversely impacted by changes in tax laws, changes in the mix of revenue among different jurisdictions, changes to accounting rules and changes to our ownership or capital structure. Fluctuations in our tax obligations and effective tax rate could adversely affect our business.

We are dependent on Mr. Frank Gomez and his loss would harm our business and prevent us from continuing to implement our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officer, Mr. Frank Gomez. Mr. Gomez as the founder, developer, and central figure responsible for the Company’s growth to this point,Mr. Gomez has been involved in every aspect of the business since inception, accordingly, if Mr. Gomez were to abandon his responsibilities to the Company or resign the impact on the future success of the Company would be immediate and significant. Accordingly, the loss of the services of Mr. Gomez would have a materially adverse effect on the Company’s business and prospects. As we move forward, there can be no assurance the Company can maintain the services of directors, officers and/or other qualified personnel required to operate its business.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges, and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

The Company has a correspondingly small financial and accounting organization. Being a public company may strain the Company’s resources, divert management’s attention and affect its ability to attract and retain qualified officers and directors.

The Company is an early-stage company with no developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. The requirements of the laws and the rules and regulations promulgated under the Securities Act of 1933 and Securities Exchange Act of 1934, if applicable, entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services, and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems, and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company’s business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

RISKS ASSOCIATED WITH THIS REGISTRATION STATEMENT

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company’s management could issue additional shares.

The Company has 2,500,000,000 authorized common shares, of which 50,199,911 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a further dilution in the equity portion of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price.

We do not anticipate paying dividends.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any for the operation, growth, and expansion of our subsequent business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

INDUSTRY AND OTHER DATA

This prospectus contains industry, market and competitive position data from our own internal estimates and research as well as industry and general publications and research surveys and studies conducted by third parties. We did not commission any of the third-party data identified throughout this prospectus. Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor definitions have been verified by an independent source.

The industry in which we operate is subject to risks and uncertainties due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity policies, standards, processes, and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners, which includes pre-engagement review, use of contractual security provisions, and continued monitoring, as applicable; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; (5) security monitoring to analyze and assess threat activity in real time; and (6) security incident response to investigate, respond to, and mitigate cyber threats. We regularly engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board of Directors maintains oversight of risks from cybersecurity threats by meeting with and receiving periodic updates from our Chief Executive Officer, who is assigned oversight of cybersecurity risks. Our Chief Executive Officer is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

ITEM 2. PROPERTIES.

Our office is located in a shared office space which presently is sufficient for our needs, and provided by our sole-officer and director, free of charge, which we believe will suffice for our immediate needs. Management does not anticipate any issue in locating and securing additional office space as we implement our plan of operation and the business grows.

ITEM 3. LEGAL PROCEEDINGS.

The Company may, from time to time, be involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. There are no material pending or threatened legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently traded under the symbol “NBBI” on the OTCQB Marketplace, prior to November 2024, the Company’s symbol was “VIRA”. On March 1, 2025, the closing bid price of our Common Stock was $0.10 per share. The trading market for the common stock has been extremely limited and sporadic and as of the date of this document, there is no established public trading market for our common equity, and our shares are thinly traded.

Holders

As of March 31, 2025, we had 50,200,183 shares of common stock, par value $0.0001 per share, issued and outstanding, which were held by approximately 134 shareholders of record. The Transfer Agent for shares of the Company’s securities is Standard Registrar and Transfer Co., located at 440 E S Suite 200 Salt Lake City, UT 84111.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2024, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2024

None.

Issuances Subsequent to December 31, 2024

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the Company’s financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of the risk factors set forth above in Item 1A and other factors discussed in this Annual Report.

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues

We had no revenue for the years ended December 31, 2024 and 2023, respectively.

Operating Expenses

Operating expenses decreased to $76,877 for the year ended December 31, 2024, from $247,709 for the year ended December 31, 2023. The increase in operating expenses was the result of decreased stock-based compensation for the year ended December 31, 2024.

Other Income (Expenses)

We had other income of $1,355,209 for the year ended December 31, 2024, as compared with other expenses of $414,273 for the year ended December 31, 2023.

Our other expenses for the year ended December 31, 2024, consisted mainly of interest expense and loss on acquisition of assets netted against a gain on settlement of debt. Our other expenses for the year ended December 31, 2023 consisted mainly of interest expense and a loss on acquisition of assets.

Net income (Loss)

We recorded a net loss of $1,278,332 for the year ended December 31, 2024, as compared with a net loss of $414,273 for the year ended December 31, 2023.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $3,965,357 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2024, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of December 31, 2024, were $662,997. We had a working capital deficit of $662,997 as of December 31, 2024, compared with a working capital deficit of $2,661,329 as of December 31, 2023.

Operating activities used $63,268 in cash for the year ended December 31, 2024, as compared with $31,604 used for the year ended December 31, 2023. Our negative operating cash flows for 2024 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities and a loss on acquisition of assets. Our negative operating cash flows for 2023 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities, a loss on acquisition of assets.

Cash flows provided by financing activities during the year ended December 31, 2024 amounted to $63,268, as compared with cash provided of $31,604 for the year ended December 31, 2023. Our positive financing cash flow for the year ended December 31, 2024 and 2023 resulted from proceeds from notes payable.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is included on the pages immediately following the Index to Financial Statements appearing on page F-1 and is hereby incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

ITEM 9B. OTHER INFORMATION.

During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

Name	Age	Position(s)
Frank Gomez	32	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Board of Directors

Term of Office

All the Company’s directors hold office until the next annual meeting of the stockholders or until their successors is elected and qualified. The Company’s executive officers are appointed by the Company’s board of directors and hold office until their resignation, removal, death or retirement.

Background and Business Experience

The business experience during the past five years of each of the Company’s directors and executive officers is as follows:

Mr. Frank Gomez: Since January 2023, through the present, Mr. Gomez, as the founder of Multidoc.ai has been the CEO, CFO, Secretary and director of Multidoc.ai. Multidoc.ai is an artificial intelligence platform that allows organizations to develop their own artificial intelligence assistants. This platform provides relevant and valuable answers, which are generated exclusively from the data entered by companies. In addition to Multidoc.ai, and since August 2020, through the present, Mr. Gomez, as the co-founded, of Devkol (https://devkol.com) which is a web and mobile development company that helps companies and startups create custom applications and platforms Devkol offers a personalized service that adapts to the specific needs of each project. Prior to this, from February 2017 through August 2020, Mr. Gomez was the Chief Technology Officer of Labcontrol, which is a laboratory management platform that automates important processes, such as ordering tests, recording results, and completing reports. This allows companies to improve the efficiency and productivity of their laboratories. Additionally, Mr. Gomez earned the degrees in Chemical Engineering and OA Pure Chemistry, from the University of the Andes in 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file with the SEC initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4, and an annual statement of beneficial ownership on Form 5. Such executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2024 and that such reports were timely.

Code of Ethics

The Company’s Board of Directors has not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because of the Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources. The Company anticipates that it will adopt a code of ethics after it increases the number of executive officers and employees and obtain additional financial resources.

Audit Committee and Audit Committee Financial Expert

As of the date of this Offering Circular, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s Board of Directors during 2024 and 2023 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

The Company’s Board of Directors has determined that none of its current members qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. In the future, the Company intends to establish board committees and to appoint such persons to those committees as are necessary to meet the corporate governance requirements imposed by a national securities exchange, although it is not required to comply with such requirements until the Company elects to seek listing on a national securities exchange.

Board of Directors; Attendance at Meetings

The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2024. The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2023. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

No officer or director has received any compensation from the Company since the inception of the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. Our officer and director intend to devote very limited time to our affairs.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our sole officer and director may recommend adoption of one or more such programs in the future.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed. The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officer and director until such time that the Company completes a reverse merger or business combination.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors receive no annual salary or bonus for their service as members of the Company’s board of directors.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Mr. Gomez, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Gomez collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of March 31, 2025, information regarding the beneficial ownership of our Common by (i) each of our named executive officers, directors and director nominees; (ii) all of our executive officers, directors and director nominees as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Neuralbase AI Ltd., Calle 98 No.19 A - 79 AP 410, Localidad De Chapinero, Bogotá D.C., Colombia. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Directors and Named Executive Officers	Shares Beneficially Owned

Frank Gomez, Chairman of the Board and Chief Executive Officer, President, Chief Financial Officer, and Secretary	Common Shares 50,000,000(2)(3)
Series A Preferred 8,000,000(2)(3)
All Officers and Directors as a Group (1 person)

____________

(1)

The number of shares beneficially owned by each stockholder is determined in accordance with the rules issued by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to any community property laws. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days from the date of this prospectus are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

(2)

On May 16, 2024, Mr. Frank Gomez (“Mr. Gomez”) was appointed to serve as the sole-officer and director of the Corporation, and to serve until the next annual meeting of the Corporation. At this time, Mr. Gomez was the beneficial owner of 9,000,000 shares of the Company’s Series A Preferred Stock which vote at a ratio of 1:500 and convert into shares of the Company’s common stock at a ratio of 1:50.

(3)

On January 24, 2025, Mr. Gomez converted 1,000,000 shares of the Corporation’s Series A Preferred Stock into 50,000,000 shares of Common Stock, in accordance with the terms and conditions set forth in the Certificate of Designation, including any applicable adjustments for accrued dividends or other provisions.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Board of Directors is currently composed of one member accordingly we have no independent directors at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2024 and 2023 were $20,000 and $0, respectively, all of which was paid to Beckles & Co. Inc.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2024 and 2023 in the amounts of $0 and $0, respectively. All services performed by the Company’s Registered Public Accounting Firm, Beckles & Co. Inc. have been pre-approved by the Company’s Board of Directors.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2024 and 2023. There were no fees incurred to Beckles & Co. Inc. related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.

Financial Statements. The Company’s Balance Sheets as of December 31, 2024 and 2023, the Statements of Operations for the years ended December 31, 2024 and 2023, the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023, and the Statements of Cash Flows for the years ended December 31, 2024 and 2023, together with the notes thereto and the reports of Beckles & Co. Inc., as required by Item 8 are included in this 2024 Annual Report on Form 10-K as set forth in Item 8 above.

2.

Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Certificate of Amendment filed with the Nevada Secretary of State (2)
3.3	Certificate of Change Pursuant to NRS 78.209 citing Reverse Stock Split (2)
3.3	Bylaws(1)
10.1	Asset Purchase Agreement dated May 16, 2024(1)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as Exhibits to the Company’s Registration Statement on Form 10-12G originally Filed with the Commission on July 26, 2024
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2024
(a)	Financial Statement Schedules. All financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neuralbase AI Ltd.

Date: April 25, 2025	By:	/s/ Frank Gomez
	Name:	Frank Gomez
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 25, 2025	By:	/s/ Frank Gomez
	Name:	Frank Gomez
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Neuralbase AI Ltd.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Neuralbase AI, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Neuralbase AI, Ltd as of December 31, 2024 and 2023, the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole10, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

April 24, 2025

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

NEURALBASE AI LTD . AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	-	-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	201,628	1,650,728
Accounts payable and accrued liabilities - related party	-	612,500
Advances	127,650	127,650
Advances - Related party	80,680	80,680
Judgement payable	103,000	103,000
Notes payable - related party	7,000	7,000
Notes payable	143,039	79,771
Total current liabilities	662,997	2,661,329

Notes payable, net of debt discount	46,000	46,000

Total liabilities	708,997	2,707,329

Stockholders' deficit
Preferred stock, $0.0001 par value, 480,000,000 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-
Class A Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 9,003,774 and 9,003,774 shares issued and outstanding as of December 31, 2024 and 2023, respectively	900	900
Class B Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 3,500,000 and 3,500,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	350	350
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 200,183 and 200,183 shares issued and outstanding as of December 31, 2024 and 2023, respectively	20	149,934
Additional paid in capital	3,255,090	2,385,176
Accumulated deficit	(3,965,357)	(5,243,689)
Total stockholders' deficit	(708,997)	(2,707,329)

Total liabilities and stockholders' deficit	-	-

See accompanying notes to the consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the years ended
	December 31, 2024	December 31, 2023

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative	24,257	247,709
Professional fees	52,620	-
Total operating expenses	76,877	247,709

Loss from operations	(76,877)	(247,709)

Other income (expenses)
Gain on forgivness of accrued expenses	2,092,457	-
Interest expense	(17,248)	(9,273)
Loss on acquisition of intangible assets	(720,000)	(405,000)
Total other income (expenses)	1,355,209	(414,273)

Net loss before tax provision	1,278,332	(661,982)
Tax provision	-	-
Net income (loss )	$1,278,332	$(661,982)

Net income (loss) per common share - basic and diluted	$6.39	$(3.31)

Weighted average number of common shares outstanding - basic and diluted	200,183	200,183

See accompanying notes to the consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	3,774	-	3,500,000	350	200,183	20	2,130,990	(4,581,707)	(2,450,347)
Shares issued for intangible assets	9,000,000	900	-	-	-	-	404,100	-	405,000
Net loss								(661,982)	(661,982)
Balance, December 31, 2023	9,003,774	900	3,500,000	350	200,183	20	2,535,090	(5,243,689)	(2,707,329)
Return of shares issued for asset purchase agreement	(9,000,000)	(900)	-	-	-	-	900	-	-
Shares issued for intangible assets	9,000,000	900	-	-	-	-	719,100	-	720,000
Net income	-	-	-	-	-	-	-	1,278,332	1,278,332
Balance, December 31, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(3,965,357)	(708,997)

See accompanying notes to the consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For the years ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net loss	$1,278,332	$(661,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	720,000	405,000
Gain on settlement of accrued liabilities	(2,092,457)	-
Changes in assets and liabilities
Accounts payable and accrued liabilities	30,268	150,378
Accounts payable and accrued liabilities - related party	-	75,000
Net cash used in operating activities	(63,268)	(31,604)

Cash Flows from Financing Activities:

Proceeds from notes payable	63,268	31,604
Net cash used in financing activities	63,268	31,604

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for asset purchase agreement	$-	$405,000

See accompanying notes to the consolidated financial statements

NEURALBASE AI LTD

(FKA VIRATECH CORP. )

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the year ended December 31, 2024, the Company incurred net loss from operations of $1,278,332 and accumulated deficits of $3,965,357. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2024 and 2023.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images, and property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2024 and 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2024 and 2023.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted this ASU for the year ended December 31 ,2022. This ASU had no impact on our financial statements for the years ended December 31, 2024 and 2023, respectively.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 4 – Asset Purchase Agreement

On May 16, 2024, the Company entered into an Asset Purchase Agreement pursuant to which Corporation acquired various assets from Seller in exchange for 9,000,000 restricted shares of the Company’s Series A Preferred Stock valued at $720,000.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. The Company evaluated the assets on date of acquisition and determined that the value to be $0 and as such the total purchase price of $720,000 in connection with the assets acquired was recorded as a loss in the consolidated statement of operations during the year ended December 31, 2024.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

During the year ended December 31, 2024, the Company received releases for no consideration from several individuals who were owed debts amounting to $1,447,292. The difference between the value of the debt and consideration given of $1,447,292 was recorded to gain on forgiveness of accrued expense on the Statement of Operation for the year ended December 31, 2024.

NOTE 6 –PROMISSORY NOTES

Promissory notes payable as of December 31, 2024 and 2023 consists of the following:

December 31, 2024	December 31, 2023
$46,000	$46,000
5,000	5,000
5,000	5,000
28,500	28,500
9,667	9,667
12,439	12,439
4,495	4,495
3,000	3,000
8,670	8,670
3,000	3,000
5,565	-
6,500	-
20,000	-
3,045	-
2,230	-
2,500	-
4,500	-
13,005	-
5,923	-
189,039	$125,771

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

During the year ended December 31, 2024, the Company issued various promissory notes amounting to $63,268 for general operating purposes. The notes carry a interest rate of 10% and are due on demand. As of December 31, 2024 and 2023, the Company had notes due to this noteholder amounting to $94,872 and $31,604, respectively.

During the year ended December 31, 2024 and 2023, the Company recorded interest expense of $17,034 and $9,273, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has issued a promissory note amounting to $7,000 for general operating purposes to a related party. The note carries a interest rate of 5% and was due on July 14, 2019.

As of December 31, 2024 and 2023, the Company had advances due to related parties of $80,680 and $80,680, respectively. The amounts due bears no interest and are due on demand.

During the year ended December 31, 2024, certain related parties forgave accrued expenses amounting to $675,000 for no consideration. The amount of the debt forgiven has been recorded to gain on forgives of accrued expenses on the Statement of Operations. As of December 31, 2024 and 2023, the Company had accounts payable and accrued liabilities due to related parties for services of $0 and $612,500, respectively.

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

On May 16, 2024, a shareholder returned and the Company cancelled 9,000,000 restricted shares of the Company’s Series A Preferred Stock.

As of December 31, 2024 and 2023, the Company had 200,183 and 200,183 shares of common stock issued and outstanding.

As of December 31, 2024 and 2023, the Company had 9,003,774 and 9,003,774 shares of Class A preferred stock issued and outstanding, respectively.

As of December 31, 2024 and 2023, the Company had 3,500,000 and 3,500,000 Class B preferred stock issued and outstanding, respectively.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2024 to April 21, 2025, the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

