Form 10-Q
period 2025-03-31
NEURALBASE AI LTD.
filed 2025-05-19
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

NEURALBASE AI LTD.
(Exact name of registrant as specified in its charter)

Nevada	000-33325	N/A
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Calle 98 No.19 A - 79 AP

410 Localidad De Chapinero

Bogota 00000l, Colombia

(Address of principal executive offices, including zip code.)

(727) 314 3717

(Telephone number, including area code)

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

Yes ☐    No ☒

As of May 14, 2025, the registrant had 50,200,183 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

NEURALBASE AI LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	-	-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	194,870	201,628
Advances	127,650	127,650
Advances - Related party	80,680	80,680
Judgement payable	103,000	103,000
Notes payable - related party	7,000	7,000
Notes payable	171,194	143,039
Total current liabilities	684,394	662,997

Notes payable, net of debt discount	46,000	46,000

Total liabilities	730,394	708,997

Stockholders' deficit
Preferred stock, $0.0001 par value, 480,000,000 shares authorized,
0 and 0 shares issued and outstanding as of
March 31, 2025 and December 31, 2024, respectively	-	-
Class A Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
8,003,774 and 9,003,774 shares issued and outstanding as of
March 31, 2025 and December 31, 2024, respectively	800	900
Class B Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
3,500,000 and 3,500,000 shares issued and outstanding as of
March 31, 2025 and December 31, 2024, respectively	350	350
Common stock, $0.0001 par value, 2,500,000,000 shares authorized,
50,200,183 and 200,183 shares issued and outstanding as of
March 31, 2025 and December 31, 2024, respectively	5,020	20
Additional paid in capital	3,250,190	3,255,090
Accumulated deficit	(3,986,754)	(3,965,357)
Total stockholders' deficit	(730,394)	(708,997)

Total liabilities and stockholders' deficit	-	-

See accompanying notes to the condensed consolidated financial statements

NEURALBASE AI LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative	2,438	6,980
Professional fees	14,000	26,500
Total operating expenses	16,438	33,480

Loss from operations	(16,438)	(33,480)

Other income (expenses)
Interest expense	(4,959)	(3,544)
Total other income (expenses)	(4,959)	(3,544)

Net loss before tax provision	(21,397)	(37,024)
Tax provision	-	-
Net income (loss )	$(21,397)	$(37,024)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.18)

Weighted average number of common shares outstanding - basic and diluted	36,666,667	200,183

See accompanying notes to the condensed consolidated financial statements

NEURALBASE AI LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

							Additional		Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(3,965,357)	(708,997)
Conversion of Class A Preferred Stock to Common stock	(1,000,000)	(100)	-	-	50,000,000	5,000	(4,900)	-	-
Net loss	-	-	-	-	-	-	-	(21,397)	(21,397)
Balance, March 31, 2025	8,003,774	800	3,500,000	350	50,200,183	5,020	3,250,190	(3,986,754)	(730,394)

							Additional		Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,003,774	900	3,500,000	350	200,183	20	2,535,090	(4,838,689)	(2,302,329)
Net loss	-	-	-	-	-	-	-	(37,024)	(37,024)
Balance, March 31, 2024	9,003,774	900	3,500,000	350	200,183	20	2,535,090	(4,875,713)	(2,339,353)

See accompanying notes to the condensed consolidated financial statements

NEURALBASE AI LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net loss	$(21,397)	$(37,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	(6,758)	4,959
Accounts payable and accrued liabilities - related party	-	-
Net cash used in operating activities	(28,155)	(32,065)

Cash Flows from Financing Activities:

Proceeds from notes payable	28,155	32,065
Net cash provided by financing activities	28,155	32,065

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for asset purchase agreement	$-	$405,000

See accompanying notes to the condensed consolidated financial statements

NEURALBASE AI LTD

(FKA VIRATECH CORP. )

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the three months ended March 31, 2025, the Company incurred net loss from operations of $21,397 and accumulated deficits of $3,986,754. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2025 and December 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2025 and 2024.

Recent Accounting Pronouncements

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable as of March 31, 2025 and December 31, 2024 consists of the following:

March 31, 2025	December 31, 2024
46,000	$46,000
5,000	5,000
5,000	5,000
28,500	28,500
9,667	9,667
12,439	12,439
4,495	4,495
3,000	3,000
8,670	8,670
3,000	3,000
5,565	5,565
6,500	6,500
20,000	20,000
3,045	3,045
2,230	2,230
2,500	2,500
4,500	4,500
13,005	13,005
5,923	5,923
5,000	-
5,000	-
4,000	-
10,000	-
4,155
217,194	$189,039

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

During the three months ended March 31, 2025, the Company issued various promissory notes amounting to $28,155 for general operating purposes. The notes carry a interest rate of 10% and are due on demand. As of March 31, 2025 and December 31, 2024, the Company had notes due to this noteholder amounting to $123,027 and $94,872, respectively.

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $4,883 and $3,457, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has issued a promissory note amounting to $7,000 for general operating purposes to a related party. The note carries a interest rate of 5% and was due on July 14, 2019.

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $86 and $87, respectively.

As of |March 31, 2025 and December 31, 2024, the Company had advances due to related parties of $80,680 and $80,680, respectively. The amounts due bears no interest and are due on demand.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

As of March 31, 2025 and December 31, 2024, the Company had 50,200,183 and 200,183 shares of common stock issued and outstanding.

As of March 31, 2025 and December 31, 2024, the Company had 8,003,774 and 9,003,774 shares of Class A preferred stock issued and outstanding, respectively.

As of March 31, 2025 and December 31, 2024, the Company had 3,500,000 and 3,500,000 Class B preferred stock issued and outstanding, respectively.

On January 24, 2025, a shareholder converted 1,000,000 shares of the Company’s Series A Preferred Stock into 50,000,000 shares of Common Stock.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to the May 15, 2025 these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenues

We had no revenue for three months ended March 31, 2025 and 2024.

Operating Expenses

Operating expenses increased to $16,438 for the three months ended March 31, 2025, from $33,480 for the same period ended March 31, 2024.

The decrease in operating expenses is the result of fewer professional fees incurred during the three months ended March 31, 2025.

Other Income (Expenses)

We had other income of $4,959 for the three months ended March 31, 2025, as compared with other expenses of $3,544 for the three months ended March 31, 2024. The increase in other expenses is the result of increased interest expense incurred during the three months ended March 31, 2025.

Net Loss

We recorded a net loss of $21,397 for the three months ended March 31, 2025, as compared with a net loss of $37,024 for the three months ended March 31, 2024.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $3,986,754 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of March 31, 2025, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of March 31, 2025 were $684,394. We had a working capital deficit of $684,394 as of March 31, 2025, compared with a working capital deficit of $662,997 as of December 31, 2024.

Operating activities used $28,155 in cash for the three months ended March 31, 2025, as compared with $32,065 used for the three months ended March 31, 2024. Our negative operating cash flows for 2024 and 2025 was largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities.

We used no cash in investing activities for the three months ended March 31, 2025 and 2024.

Cash flow provided from financing activities was $28,155 for the three months ended March 31, 2025, as compared with $32,065 provided by cash flows for financing activities during the three months ended March 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Responsibility for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer/Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

*

The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*

We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

*

Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

*

Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

*

Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors will consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

*

Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2025.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which are included in the Company’s Registration Statement on Form 10, as amended, which was previously filed with the Securities and Exchange Commission. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Registration Statement on Form 10 and in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement on Form 10, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the quarter ended March 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

ITEM 6 - EXHIBITS

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Certificate of Amendment filed with the Nevada Secretary of State (2)
3.3	Certificate of Change Pursuant to NRS 78.209 citing Reverse Stock Split (2)
3.3	Bylaws(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as Exhibits to the Company’s Registration Statement on Form 10-12G originally Filed with the Commission on July 26, 2024
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neuralbase AI Ltd.

Date: May 19, 2025	By:	/s/ Frank Gomez
	Name:	Frank Gomez
	Title:	Chief Executive Officer & Chief Financial Officer

