Form 10-Q
period 2025-06-30
NEURALBASE AI LTD.
filed 2025-08-14
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

NEURALBASE AI LTD.
(Exact name of registrant as specified in its charter)

Nevada	000-33325	N/A
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

10409 Pacific Palisades Ave.

Las Vegas, NV 89144-1221

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

As of August 14, 2025, the registrant had 59,790,183 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

NEURALBASE AI LTD . AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	-	-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	200,949	201,628
Advances	127,650	127,650
Advances - Related party	80,680	80,680
Judgement payable	103,000	103,000
Notes payable - related party	7,000	7,000
Notes payable	202,485	143,039
Total current liabilities	721,764	662,997

Notes payable, net of debt discount	46,000	46,000

Total liabilities	767,764	708,997

Stockholders' deficit
Preferred stock, $0.0001 par value, 480,000,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Class A Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 9,003,774 and 9,003,774 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	900	900
Class B Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 3,500,000 and 3,500,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	250	350
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 200,183 and 200,183 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5,979	20
Additional paid in capital	3,345,131	3,255,090
Accumulated deficit	(4,120,024)	(3,965,357)
Total stockholders' deficit	(767,764)	(708,997)

Total liabilities and stockholders' deficit	-	-

See accompanying notes to the consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	107,183	4,730	109,621	11,710
Professional fees	19,500	1,545	33,500	28,045
Total operating expenses	126,683	6,275	143,121	39,755

Loss from operations	(126,683)	(6,275)	(143,121)	(39,755)

Other income (expenses)
Interest expense	(6,587)	(3,932)	(11,546)	(7,476)
Loss on acquisition of intangible assets		(720,000)		(720,000)
Total other income (expenses)	(6,587)	(723,932)	(11,546)	(727,476)

Net loss before tax provision	(133,270)	(730,207)	(154,667)	(767,231)
Tax provision	-	-	-	-
Net income (loss )	$(133,270)	$(730,207)	$(154,667)	$(767,231)

Net income (loss) per common share - basic and diluted	$(0.00)	$(3.65)	$(0.00)	$(3.83)

Weighted average number of common shares outstanding - basic and diluted	41,589,708	200,183	45,944,824	200,183

See accompanying notes to the consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

							Additional		Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(3,965,357)	(708,997)
Conversion of Class A Preferred Stock to Common stock	(1,000,000)	(100)	-	-	50,000,000	5,000	(4,900)	-	-
Net loss	-	-	-	-	-	-	-	(21,397)	(21,397)
Balance, March 31, 2025	8,003,774	800	3,500,000	350	50,200,183	5,020	3,250,190	(3,986,754)	(730,394)
Common shares issued for cash	-	-	-	-	9,590,000	959	94,941	-	95,900
Net loss	-	-	-	-	-	-	-	(133,270)	(133,270)
Balance, June 30, 2025	8,003,774	800	3,500,000	350	59,790,183	5,979	3,345,131	(4,120,024)	(767,764)
							Additional		Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,003,774	900	3,500,000	350	200,183	20	2,535,090	(5,243,689)	(2,707,329)
Net loss	-	-	-	-	-	-	-	(37,024)	(37,024)
Balance, March 31, 2024	9,003,774	900	3,500,000	350	200,183	20	2,535,090	(5,280,713)	(2,744,353)
Return of shares issued for asset purchase agreement	(9,000,000)	(900)	-	-	-	-	900	-	-
Shares issued for services	9,000,000	900					719,100	-	720,000
Net loss	-	-	-	-	-	-	-	(730,207)	(730,207)
Balance, June 30, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(6,010,920)	(2,754,560)

See accompanying notes to the consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net loss	$(154,667)	$(47,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	(679)	7,391
Accounts payable and accrued liabilities - related party	-	-
Net cash used in operating activities	(155,346)	(39,840)

Cash Flows from Financing Activities:

Proceeds from notes payable	59,446	39,840
Net cash used in financing activities	59,446	39,840

Net increase in cash	(95,900)	-

Cash, beginning of period	-	-

Cash, end of period	$(95,900)	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for asset purchase agreement	$-	$-

See accompanying notes to the consolidated financial statements

NEURALBASE AI LTD

(FKA VIRATECH CORP. )

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the six months ended June 30, 2025, the Company incurred net loss from operations of $154,667 and accumulated deficits of $4,120,024. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2025 and December 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2025 and 2024.

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable as of June 30, 2025 and December 31, 2024 consists of the following:

June 30, 2025	December 31, 2024
46,000	$46,000
5,000	5,000
5,000	5,000
28,500	28,500
9,667	9,667
12,439	12,439
4,495	4,495
3,000	3,000
8,670	8,670
3,000	3,000
5,565	5,565
6,500	6,500
20,000	20,000
3,045	3,045
2,230	2,230
2,500	2,500
4,500	4,500
13,005	13,005
5,923	5,923
5,000	-
5,000	-
4,000	-
10,000	-
4,155	-
9,000	-
2,000	-
5,000	-
500	-
5,000	-
9,791	-
248,485	$189,039

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

During the six months ended June 30, 2025, the Company issued various promissory notes amounting to $59,446 for general operating purposes. The notes carry a interest rate of 10% and are due on demand. As of June 30, 2025 and December 31, 2024, the Company had notes due to this noteholder amounting to $154,318 and $94,872, respectively.

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $11,372 and $7,302, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has issued a promissory note amounting to $7,000 for general operating purposes to a related party. The note carries a interest rate of 5% and was due on July 14, 2019.

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $174 and $175, respectively.

As of |June 30, 2025 and December 31, 2024, the Company had advances due to related parties of $80,680 and $80,680, respectively. The amounts due bears no interest and are due on demand.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

As of June 30, 2025 and December 31, 2024, the Company had 59,790,183 and 200,183 shares of common stock issued and outstanding.

As of June 30, 2025 and December 31, 2024, the Company had 8,003,774 and 9,003,774 shares of Class A preferred stock issued and outstanding, respectively.

As of June 30, 2025 and December 31, 2024, the Company had 3,500,000 and 3,500,000 Class B preferred stock issued and outstanding, respectively.

On January 24, 2025, a shareholder converted 1,000,000 shares of the Company’s Series A Preferred Stock into 50,000,000 shares of Common Stock.

During the six months ended June 30, 2025, the Company sold 9,590,000 shares of the Company’s Common Stock for $95,500 cash.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2025 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Revenues

We had no revenue for the three or six months ended June 30, 2025 and 2024

Operating Expenses

Operating expenses increased to $126,683 for the three months ended June 30, 2025, from $6,275 for the same period ended June 30, 2024. Operating expenses increased to $143,121 for the six months ended June 30, 2025, from $39,755 for the same period ended June 30, 2024. The increase in operating expenses is mainly the result of the increase in wages paid to our former CEO.

We expect our operating expenses will increase in the future as the Company begins to generate more licensing revenue.

Other Expense

We had other expense of $6,587 for the three months ended June 30, 2025, as compared with other expenses of $723,932 for the three months ended June 30, 2024. We had other expense of $11,546 for the six months ended June 30, 2025, as compared with other expenses of $727,476 for the six months ended June 30, 2024. The decrease in other expenses is mainly the result of the a loss on acquisition of intangible assets incurred during the three and six month ended June 30, 2024.

Net Loss

We recorded a net loss of $133,270 for the three months ended June 30, 2025, as compared with a net loss of $730,207 for the three months ended June 30, 2024. We recorded a net loss of $154,667 for the six months ended June 30, 2025, as compared with a net loss of $767,231 for the six months ended June 30, 2024.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $40,501,574 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of June 30, 2025, we had total assets in the amount of $0. Our total current liabilities as of June 30, 2025 were $767,764. We had a working capital deficit of $767,764 as of June 30, 2025, compared with a working capital deficit of $708,997 as of December 31, 2024.

Operating activities used $153,346 in cash for the six months ended June 30, 2025, as compared with $39,840 used for the six months ended June 30, 2024. Our negative operating cash flows for 2024 and 2025 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

Cash flow provided from financing activities was $59,446 for the six months ended June 30, 2025, as compared with $39,840 provided by cash flows for financing activities during the six months ended June 30, 2024. Our debt from financing activities consist the issuance of notes payable.

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

Off Balance Sheet Arrangements

As of June 30, 2025, there were no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended June 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

ITEM 6 - EXHIBITS

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Certificate of Amendment filed with the Nevada Secretary of State (2)
3.3	Certificate of Change Pursuant to NRS 78.209 citing Reverse Stock Split (2)
3.4	Bylaws (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________

(1)Filed as Exhibits to the Company’s Registration Statement on Form 10-12G originally Filed with the Commission on July 26, 2024

(2)Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neuralbase AI Ltd.

Date: August 14, 2025	By:	/s/ Vighnesh Dobale
	Name:	Vighnesh Dobale
	Title:	Chief Executive Officer & Chief Financial Officer

