Form 10-Q
period 2025-09-30
BMP AI Technologies, Inc.
filed 2025-11-14
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

BMP AI Technologies Inc.
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

Yes ☐     No ☒

As of November 12, 2025, the registrant had 51,783,583 shares of common stock issued and outstanding.

BMP AI TECHNOLOGIES INC.

(FKA NEURALBASE AI LTD)

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	-	-
Total current assets	-	-

Other Assets
Intangible assets	50,000	-

Total assets	50,000	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	204,963	201,628
Advances	127,650	127,650
Advances - Related party	80,680	80,680
Judgement payable	103,000	103,000
Notes payable - related party	7,000	7,000
Notes payable	217,671	143,039
Total current liabilities	740,964	662,997

Notes payable, net of debt discount	46,000	46,000

Total liabilities	786,964	708,997

Stockholders' deficit
Preferred stock, $0.0001 par value, 480,000,000 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Class A Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 9,003,774 and 9,003,774 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,200	900
Class B Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 3,500,000 and 3,500,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	350	350
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 51,783,583 and 200,183 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5,178	20
Additional paid in capital	3,465,466	3,255,090
Accumulated deficit	(4,209,158)	(3,965,357)
Total stockholders' deficit	(736,964)	(708,997)

Total liabilities and stockholders' deficit	50,000	-

See accompanying notes to the condensed consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	51,979	9,430	161,600	21,140
Professional fees	33,141	8,075	66,641	36,120
Total operating expenses	85,120	17,505	228,241	57,260

Loss from operations	(85,120)	(17,505)	(228,241)	(57,260)

Other income (expenses)
Interest expense	(7,179)	(4,948)	(18,725)	(12,424)
Gain on conversion of debt	3,165	2,092,457	3,165	2,092,457
Loss on acquisition of intangible assets	-	-	-	(720,000)
Total other income (expenses)	(4,014)	2,087,509	(15,560)	1,360,033

Net loss before tax provision	(89,134)	2,070,004	(243,801)	1,302,773
Tax provision	-	-	-	-
Net income (loss )	$(89,134)	$2,070,004	$(243,801)	$1,302,773

Net income (loss) per common share - basic and diluted	$(0.00)	$10.34	$(0.01)	$6.51

Weighted average number of common shares outstanding - basic and diluted	41,589,708	200,183	45,944,824	200,183

See accompanying notes to the condensed consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Class A		Class B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(3,965,357)	(708,997)
Conversion of Class A Preferred Stock to Common stock	(1,000,000)	(100)	-	-	50,000,000	5,000	(4,900)	-	-
Net loss	-	-	-	-	-	-	-	(21,397)	(21,397)
Balance, March 31, 2025	8,003,774	800	3,500,000	350	50,200,183	5,020	3,250,190	(3,986,754)	(730,394)
Common shares issued for cash	-	-	-	-	9,590,000	959	94,941	-	95,900
Net loss	-	-	-	-	-	-	-	(133,270)	(133,270)
Balance, June 30, 2025	8,003,774	800	3,500,000	350	59,790,183	5,979	3,345,131	(4,120,024)	(767,764)
Common shares issued for cash	-	-	-	-	5,000,000	500	49,500	-	50,000
Common shares issued to settle notes payable and interest					1,993,400	199	19,735	-	19,934
Conversion of Common stock to Class A Preferred Stock	4,000,000	400	-	-	(20,000,000)	(2,000)	1,600	-	-
Shares issued for services					5,000,000	500	49,500		50,000
Net loss	-	-	-	-	-	-	-	(89,134)	(89,134)
Balance, September 30, 2025	12,003,774	1,200	3,500,000	350	51,783,583	5,178	3,465,466	(4,209,158)	(736,964)

	Class A		Class B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	9,003,774	900	3,500,000	350	200,183	20	2,535,090	(5,243,689)	(2,707,329)
	-	-	-	-	-	-	-	(37,024)	(37,024)
Balance, March 31, 2024	9,003,774	900	3,500,000	350	200,183	20	2,535,090	(5,280,713)	(2,744,353)
Return of shares issued for asset purchase agreement	(9,000,000)	(900)	-	-	-	-	900	-	-
Shares issued for services	9,000,000	900					719,100	-	720,000
Net loss	-	-	-	-	-	-	-	(730,207)	(730,207)
Balance, June 30, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(6,010,920)	(2,754,560)
Net loss	-	-	-	-	-	-	-	2,070,004	2,070,004
Balance, September 30, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(3,940,916)	(684,556)

See accompanying notes to the condensed consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net loss	$(243,801)	$1,269,569
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	-	720,000
Gain on settlement of notes payable and accrued liabilities	(3,165)	(2,059,292)
Allowance on note receivable
Changes in assets and liabilities
Accounts payable and accrued liabilities	6,500	12,378
Net cash used in operating activities	(240,466)	(57,345)

Cash Flows from Financing Activities:

Common stock issued for cash	145,900	-
Proceeds from notes payable	94,566	57,345
Net cash used in financing activities	240,466	57,345

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued to settle debt	$23,099	$-
Shares issued to acquire intangible assets	$50,000	$-

See accompanying notes to the condensed consolidated financial statements

BMP AI TECHNOLOGIES INC

(FKA NEURALBASE AI LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

BMP AI Technologies Inc. and subsidiaries (formerly known as NEURALBASE AI LTD) (the Company) was incorporated under the laws of the state of California as Acquisition Solutions on March 21, 2000. It became a Nevada corporation on July 18, 2006.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2025, the Company incurred net loss from operations of $243,801 and accumulated deficits of $4,209,158. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2025 and December 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2025 and December 31, 2024.

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

NOTE 4 – ASSET PURCHASE AGREEMENT

On May 19, 2023, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired various proprietary assets and intellectual property for 5,000,000 restricted shares of common stock valued at $50,000.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. Management evaluated the assets and determined the value to $50,000 as of September 30, 2025.

NOTE 5 –PROMISSORY NOTES

Promissory notes payable as of September 30, 2025 and December 31, 2024 consists of the following:

September 30, 2025	December 31, 2024
46,000	$46,000
5,000	5,000
5,000	5,000
28,500	28,500
9,667	9,667
-	12,439
-	4,495
-	3,000
8,670	8,670
3,000	3,000
5,565	5,565
6,500	6,500
20,000	20,000
3,045	3,045
2,230	2,230
2,500	2,500
4,500	4,500
13,005	13,005
5,923	5,923
5,000	-
5,000	-
4,000	-
10,000	-
4,155	-
9,000	-
2,000	-
5,000	-
500	-
5,000	-
9,791	-
2,476	-
3,500	-
500	-
5,000	-
5,000	-
18,644	-
263,671	$189,039

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

During the nine months ended September 30, 2025, the Company issued various promissory notes amounting to $94,566 for general operating purposes. The notes carry a interest rate of 10% and are due on demand. On August 12, 2025, the noteholder agreed to settle three notes and accrued interest dated May 4, 2023, June 30, 2023, and August 9, 2023 amounting to $19,934 and $3,165 in accrued interest for 1,993,400 shares valued at $19,934. The difference between the value of the shares and settled debt was recorded to gain on forgiveness of debt on the Consolidated Statement of Operations. As of September 30, 2025 and December 31, 2024, the Company had notes due to this noteholder amounting to $169,504 and $94,872, respectively.

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $18,725 and $12,424, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has issued a promissory note amounting to $7,000 for general operating purposes to a related party. The note carries a interest rate of 5% and was due on July 14, 2019.

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $262 and $262, respectively.

As of September 30, 2025 and December 31, 2024, the Company had advances due to related parties of $80,680 and $80,680, respectively. The amounts due bears no interest and are due on demand.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

As of September 30, 2025 and December 31, 2024, the Company had 51,783,583 and 200,183 shares of common stock issued and outstanding.

As of September 30, 2025 and December 31, 2024, the Company had 12,003,774 and 9,003,774 shares of Class A preferred stock issued and outstanding, respectively.

As of September 30, 2025 and December 31, 2024, the Company had 3,500,000 and 3,500,000 Class B preferred stock issued and outstanding, respectively.

On January 24, 2025, a shareholder converted 1,000,000 shares of the Company’s Series A Preferred Stock into 50,000,000 shares of Common Stock.

During the nine months ended September 30, 2025, the Company sold 14,590,000 shares of the Company’s Common Stock for $145,900 cash.

On May 19, 2025, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired various proprietary assets and intellectual property for 5,000,000 restricted shares of common stock valued at $50,000.

On August 7, 2025, a shareholder agreed to return and cancel 20,000,000 shares of common stock for the issuance of 4,000,000 share of Series A Preferred Stock.

On August 12, 2025, the noteholder agreed to settle three notes and accrued interest dated May 4, 2023, June 30, 2023, and August 9, 2023 amounting to $19,934 and $3,165 in accrued interest for 1,993,400 shares valued at $19,934.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2025 to November 12, 2025 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three months ended September 30, 2025 and 2024

Revenues

We earned no revenues for three ended September 30, 2025 or 2024.

Operating Expenses

We incurred $85,120 in operating expenses for the three months ended September 30, 2025, as compared with $17,505 in the three months ended September 30, 2024. The increase in operating expenses is the result of the increase in professional fees during the three months ended September 30, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $4,014 for the three months ended September 30, 2025, compared to other income of $2,087,509 for the three months ended September 30, 2024. The increase in other expenses was the result of interest expense incurred on additional debt incurred during the period netted against a gain conversion of debt of $2,092,457 in 2024.

Net Loss

We recorded a net loss of $89,134 for the three months ended September 30, 2025, compared to a net income $2,070,004 for the three months ended September 30, 2024. The decrease in net loss was associated with the factors discussed above.

Results of Operations for the nine months ended September 30, 2025 and 2024

Revenues

We earned no revenues for nine months ended September 30, 2025 or 2024.

Operating Expenses

We incurred $228,241 in operating expenses for the nine months ended September 30, 2025, as compared with $57,260 in the nine months ended September 30, 2024. The increase in operating expenses is the result of the increase in stock-based compensation during the nine months ended September 30, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $15,560 for the nine months ended September 30, 2025, compared to other income of $1,360,033 for the nine months ended September 30, 2024. The increase in other expenses was the result of interest expense incurred on additional debt incurred during the period netted against a gain conversion of debt of $2,092,457 in 2024.

Net Loss

We recorded a net loss of $243,801 for the nine months ended September 30, 2025, compared to a net loss $1,302,773 for the nine months ended September 30, 2024. The decrease in net loss was associated with the factors discussed above.

Liquidity and Capital Resources

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives.

As of September 30, 2025, we had total current assets of $0 and total current liabilities of $740,964. We had a working capital deficit of $740,964 as of September 30, 2025.

Net cash used by operating activities was $240,466 for the nine months ended September 30, 2025, as compared with $57,345 cash used for the nine months ended September 30, 2024. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $240,466 in cash for the nine months ended September 30, 2025, as compared with $57,345 for the nine months ended September 30, 2024. Our positive financing cash flow for 2025 and 2024 mainly consisted of proceeds from notes.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of September 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended September 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

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

______________

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

BMP AI Technologies Inc.

Date: November 14, 2025	By:	/s/ Vighnesh Dobale
	Name:	Vighnesh Dobale
	Title:	Chief Executive Officer & Chief Financial Officer

