Form 10-Q/A
period 2025-06-30
BMP AI Technologies, Inc.
filed 2025-11-18
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

BMP AI Technologies, Inc.
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

NEURALBASE AI LTD.

 FORM 10-Q

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Amendment”) is being filed to correct certain clerical and formatting errors contained in the originally filed Form 10-Q.

First, in the EDGARized version of the original filing, the certification pages inadvertently included outdated signature blocks referencing a former officer of the Company. This Amendment updates Item 6 — Exhibits to include the correct certifications executed by the Company’s current Chief Executive Officer and Principal Financial Officer, Mr. Vighnesh Dobale, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Second, the Company identified an EDGAR conversion error that caused the cash balance presented in the statement of cash flows to appear inconsistent with the cash balance presented on the balance sheet. The underlying accounting records reconcile correctly, and the discrepancy was limited solely to the manner in which the information was rendered in the EDGARized version of the filing. This Amendment corrects that clerical presentation error.

No other changes have been made to the Form 10-Q as originally filed. This Amendment does not modify, update, or revise any other financial statements, disclosures, or information contained in the original filing. The financial information continues to reflect the facts and circumstances as of the date of the original Form 10-Q.

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

See accompanying notes to the consolidated financial statements

NEURALBASE AI LTD . AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net loss	$(154,667)	$(47,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	(679)	7,391
Accounts payable and accrued liabilities - related party	-	-
Net cash used in operating activities	(155,346)	(39,840)

Cash Flows from Financing Activities:

Proceeds from notes payable	59,446	39,840
Proceeds from sale of common stock	95,900
Net cash used in financing activities	155,346	39,840

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for asset purchase agreement	$-	$-

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

Cash flow provided from financing activities was $155,346 for the six months ended June 30, 2025, as compared with $39,840 provided by cash flows for financing activities during the six months ended June 30, 2024. Our debt from financing activities consist the issuance of notes payable.

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

Neuralbase AI Ltd.

Date: November 18, 2025	By:	/s/ Vighnesh Dobale
	Name:	Vighnesh Dobale
	Title:	Chief Executive Officer & Chief Financial Officer

