Form 10-K
period 2025-12-31
BMP AI Technologies, Inc.
filed 2026-05-01
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

BMP AI Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

10409 Pacific Palisades Ave.

Las Vegas, NV 89144-1221

(Address of principal executive offices)

+1 725-220-4426

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $77,129,336. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of April 24, 2026, there were 51,783,583 shares of the registrant’s common stock outstanding.

BMP AI TECHNOLOGIES, INC.

Report on Form 10-K

PART I

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. BMP AI Technologies, Inc. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Annual Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products, and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report, as well as other cautionary language in this Annual Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

ITEM 1. BUSINESS.

Business Description

BMP AI Technologies, Inc. (the “Company”) is an artificial intelligence software company focused on the development, commercialization, and integration of enterprise-grade AI solutions designed for use in regulated and compliance-sensitive environments.

Pursuant to an Asset Purchase Agreement, the Company completed the acquisition of BMP AI, formerly known as Nosha AI, a next-generation artificial intelligence software platform engineered for enterprise deployment. In connection with this transaction, the Company divested its Multidoc.ai business and strategically realigned its operations to focus exclusively on the BMP AI platform and related opportunities within the enterprise AI market.

Through the acquisition of BMP AI, the Company is concentrating on providing a secure, document-grounded AI platform that enables organizations to deploy intelligent assistants capable of generating responses, automating workflows, and delivering insights based solely on verified internal documents, data, and knowledge bases. The platform is designed to reduce reliance on general-purpose AI models trained on public data and to support use cases that require accuracy, traceability, and auditability.

The Company believes this strategic realignment positions it to address increasing demand for enterprise AI solutions that prioritize compliance, data privacy, and controlled information access, particularly within regulated industries such as healthcare, financial services, legal operations, and enterprise governance.

BMP AI Platform Overview

As used herein, “BMP AI” refers to the enterprise-grade artificial intelligence platform acquired by the Company. The platform integrates document ingestion, vector-based semantic search, retrieval-augmented generation (“RAG”), and compliance-oriented tooling to support the deployment of domain-specific AI assistants.

BMP AI is designed to generate outputs grounded exclusively in an organization’s own internal materials rather than relying on public internet data. This document-grounded approach is intended to support mission-critical use cases where accuracy, explainability, and regulatory compliance are essential.

Technology Architecture

The BMP AI platform operates through a layered architecture that includes:

•	Document ingestion: Secure uploading and parsing of structured and unstructured content, including PDFs, word-processing documents, and HTML files.
•	Vector embeddings and semantic search: Conversion of ingested content into searchable vector representations to enable contextual matching and retrieval.
•	Retrieval-augmented generation (RAG): Response generation based exclusively on retrieved internal content.
•	Compliance and privacy layer: Features including encryption, access controls, audit logging, and data residency management.
•	Output interfaces: Delivery of results through chat-based interfaces, application programming interfaces (APIs), dashboards, and third-party system integrations.

This architecture is intended to support enterprise requirements for transparency, auditability, and deployment in privacy-regulated environments.

Use Cases and Applications

BMP AI may be deployed across a variety of enterprise and regulated-sector use cases, including:

•	Healthcare: Internal assistants supporting protocol guidance and documentation access in compliance-sensitive environments.
•	Financial services: Automation of internal policy navigation, regulatory inquiries, and onboarding workflows.
•	Legal operations: Support for contract analysis, legal research, and compliance-related processes.
•	Enterprise functions: AI-driven assistants for human resources, information technology support, and internal training.
•	E-commerce and customer operations: Assistance with product support, order inquiries, and operational workflows.

Research and Development

The Company’s near-term research and development priorities include:

•	Enhancements to retrieval-augmented generation capabilities
•	Development of sector-specific configurations for healthcare, financial, and legal use cases
•	Expansion of no-code and low-code workflow tools
•	Continued strengthening of privacy, security, and governance features
•	Development of software development kits (SDKs) and partner enablement tools

Go-to-Market Strategy

The Company intends to pursue a multi-channel commercialization strategy, which may include:

•	Direct enterprise sales in targeted vertical markets
•	Strategic partnerships with software vendors and systems integrators
•	Self-service offerings for small and mid-sized organizations
•	Targeted account-based marketing initiatives

Regulatory and Compliance Considerations

The Company recognizes that enterprise AI solutions, particularly those deployed in regulated environments, must comply with evolving legal, regulatory, and governance standards. The BMP AI platform is being developed with features intended to support alignment with applicable privacy, security, and oversight frameworks, including data protection, access controls, auditability, and human-in-the-loop workflows.

General Development of the Business

BMP AI Technologies, Inc. (the “Company”) was originally organized on March 21, 2000, in the State of California under the name Acquisitions Solutions, Ltd. On February 13, 2001, the Company changed its name to Mc Smoothies, Inc. In May 2002, the Company acquired the assets of Ameridream Entertainment, Inc., a Nevada corporation engaged in film production, and subsequently changed its name to Ameridream Entertainment, Inc., commencing operations as a producer of feature films.

From February 25, 2002 through July 7, 2002, the Company’s common stock was quoted on the OTC Bulletin Board under the trading symbol MCSO, and from July 8, 2002 through February 29, 2003 under the trading symbol AMDR. On or about March 29, 2003, due to the failure of former management to file a quarterly report on Form 10-QSB, the Company’s quotation was removed from the OTC Bulletin Board and the Company’s securities began trading on the Pink Sheets under the trading symbol IPEI.

In September 2003, pursuant to the settlement of litigation involving the Company’s controlling shares, the Company underwent a change in management and changed its name to Soleil Film & Television, Inc., effective October 2003. The Company continued operations in the business of developing, producing, and distributing feature films and television content. On October 19, 2004, the Company filed a Form 15 to terminate its registration under the Securities Exchange Act of 1934.

In September 2006, the Company changed its state of incorporation from California to Nevada. On August 11, 2011, the Company changed its name from Imperia Entertainment, Inc. to Viratech Corp.

Recent Transactions and Strategic Repositioning

On March 8, 2023, the Company entered into an Asset Purchase Agreement (the “Original APA”) with Blackwell Properties, LLC, a Dubai limited liability company, and Charandeep Gopishetty, the sole officer, director, and shareholder of Blackwell (collectively, the “Seller”), pursuant to which the Company acquired certain assets in exchange for the issuance of 9,000,000 shares of the Company’s Series A Preferred Stock.

On May 16, 2024, the Company, Blackwell, and Mr. Gopishetty entered into an Unwind Agreement and Mutual Release, pursuant to which the parties mutually agreed to unwind and render void the Original APA. Under the terms of the Unwind Agreement, the Seller agreed to cancel and return to the Company’s treasury the 9,000,000 shares of Series A Preferred Stock issued in connection with the Original APA, and the Company agreed to return all assets previously acquired. The parties also provided customary mutual releases and representations.

Concurrently with the execution of the Unwind Agreement, on May 16, 2024, the Company entered into a separate Asset Purchase Agreement with Frank Gomez and Grupo FG SAS, an entity formed to hold certain artificial intelligence assets related to a document-grounded AI technology known as Multidoc AI. Pursuant to this agreement, the Company acquired all assets associated with the Multidoc AI platform in exchange for the issuance of 9,000,000 shares of the Company’s Series A Preferred Stock, subject to customary representations, warranties, covenants, and indemnities.

In connection with the Unwind Agreement, Mr. Gopishetty resigned as the sole officer and director of the Company on May 16, 2024. The resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. Following this resignation, Mr. Frank Gomez was appointed to serve as the sole officer and director of the Company.

Change in Control and Current Business Focus

On May 14, 2025, Vighnesh Harinarayan Dobale acquired a controlling equity interest in the Company through a private transaction not involving the Company. As a result of this transaction, Mr. Dobale became the Company’s controlling shareholder. On May 20, 2025, Mr. Gomez resigned from all officer and director positions, and Mr. Dobale was appointed as the Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, and sole director, as disclosed in the Company’s Current Report on Form 8-K filed on May 21, 2025.

In connection with this change in control, the Company divested the Multidoc AI business and completed the acquisition of BMP AI (formerly Nosha AI) pursuant to an Asset Purchase Agreement. The Company has since redirected its operations to focus on the development and commercialization of the BMP AI enterprise artificial intelligence platform.

Capital Structure Actions

On November 27, 2024, the Company effected a 1-for-7,500 reverse stock split of its issued and outstanding common stock. The reverse stock split did not change the number of authorized shares of common stock. No fractional shares were issued, and any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. All share and per-share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split for all periods presented.

In October 2025, the Company cancelled 24,000,000 shares of common stock as part of a capital structure streamlining initiative. The cancellation did not involve any transfer of securities and did not affect the Company’s controlling shareholder.

EMPLOYEES

We have no full-time employees and no part-time employees. None of our employees are expected to be subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.

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

RISKS RELATED TO OUR COMPANY

We are a recently re-organized development stage company and expect to incur operating losses for the foreseeable future.

We have had limited operations and have only recently re-organized our business following the acquisition of the BMP AI business (formerly Nosha AI) pursuant to an Asset Purchase Agreement entered into in May 2025. In connection with this transaction, the Company divested its prior Multidoc.ai business and redirected its operations to focus on the development and commercialization of the BMP AI platform. As a result, we have limited operating history under our current business model upon which to evaluate our prospects.

The likelihood of success must be considered in light of the expenses, difficulties, delays, and risks associated with developing, integrating, and commercializing a new enterprise AI platform. We anticipate that we will incur increased operating expenses related to research and development, compliance, infrastructure, sales and marketing, and public company reporting obligations without generating significant revenues in the near term. We expect to incur losses for the foreseeable future, and there can be no assurance that we will ever achieve profitable operations. If we are unsuccessful in executing our business strategy, our business may fail and investors could lose all or a portion of their investment.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern. We have incurred losses since inception, and our ability to continue operations is dependent upon obtaining additional financing to fund our planned operations. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. Failure to obtain sufficient financing could require us to curtail or cease operations.

Our Chief Executive Officer is our sole officer and director, and the loss of his services could adversely affect our business.

Effective May 20, 2025, Vighnesh Dobale was appointed as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, and sole director of the Company. The Company is highly dependent on the continued services of Mr. Dobale for the execution of its business strategy, day-to-day operations, and overall management. The loss of Mr. Dobale’s services, whether due to resignation, incapacity, or other reasons, could have a material adverse effect on the Company’s business, financial condition, and prospects. The Company does not currently maintain key person life insurance on Mr. Dobale.

Our controlling shareholder has significant voting power, which may limit the ability of other shareholders to influence corporate matters.

As disclosed in the Company’s Form 8-K filed on May 21, 2025, Vighnesh Dobale acquired a controlling equity interest in the Company through a private transaction not involving the Company. As a result, Mr. Dobale has the ability to exercise significant control over matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions, and other matters submitted to shareholders. This concentration of ownership may discourage, delay, or prevent a change in control of the Company and could adversely affect the market price of the Company’s common stock.

Since management is not a resident of the United States, shareholders may face difficulty enforcing U.S. judgments.

Our Chief Executive Officer and sole director resides outside the United States, and a substantial portion of his assets may be located outside the United States. As a result, it may be difficult for shareholders to effect service of process within the United States or to enforce judgments obtained in U.S. courts against non-U.S. residents or their assets. Foreign courts may not recognize or enforce judgments predicated upon U.S. federal securities laws.

We expect to derive substantially all of our future revenue from the BMP AI platform, and failure of this platform to achieve market acceptance would adversely affect our business.

Following the divestiture of Multidoc.ai, we expect that substantially all of our future revenue, if any, will be derived from the commercialization of the BMP AI platform acquired in May 2025. Market acceptance of BMP AI is critical to our success and depends on numerous factors, including customer confidence in AI-generated outputs, regulatory and compliance requirements, security and privacy considerations, integration complexity, pricing, and competition. If we fail to achieve sufficient market acceptance or customer adoption, our business, results of operations, and financial condition could be materially adversely affected.

Our platform incorporates complex software and may contain errors or security vulnerabilities.

BMP AI is a complex software platform that integrates document ingestion, retrieval-augmented generation, and compliance-related features. Such software may contain undetected errors, defects, or vulnerabilities that could be discovered after deployment. Any failures, security breaches, or performance issues could harm our reputation, delay adoption, result in liability, or require costly remediation efforts.

We rely on intellectual property acquired from third parties and may face challenges protecting or enforcing those rights.

Pursuant to the Asset Purchase Agreement, the Company acquired all right, title, and interest in the intellectual property, software, code, and technology associated with the BMP AI platform. Although the Company believes it has acquired the necessary rights to operate its business, there can be no assurance that third parties will not assert claims challenging ownership, validity, or scope of such intellectual property. Defending against such claims could be costly, time-consuming, and could require us to modify or discontinue aspects of our platform.

We may be subject to intellectual property infringement claims.

Companies operating in the artificial intelligence and software industries are frequently subject to claims of intellectual property infringement or misappropriation. Third-party claims, whether or not meritorious, could require us to expend significant resources to defend, could result in liability for damages, or could restrict our ability to use or commercialize certain technologies. Any such outcome could have a material adverse effect on our business.

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

The Company has 2,500,000,000 authorized common shares, of which 51,783,583 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a further dilution in the equity portion of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price.

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

INDUSTRY AND OTHER DATA

This Annual Report contains statements regarding industry, market, and competitive position information based on the Company’s internal estimates, management’s experience, and publicly available information. The Company has not relied on or commissioned any independent third-party industry publications, surveys, or studies in connection with this Annual Report. Management’s estimates are subject to uncertainty and may differ materially from actual industry results or from estimates prepared by third parties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently traded under the symbol “BMPA” on the OTCQB Marketplace, prior to October 8, 2025, the Company’s symbol was “NBBI”. On March 31, 2026, the closing bid price of our Common Stock was $0.125 per share. The trading market for the common stock has been extremely limited and sporadic and as of the date of this document, there is no established public trading market for our common equity, and our shares are thinly traded.

Holders

As of March 1, 2026, we had 51,783,583 shares of common stock, par value $0.0001 per share, issued and outstanding, which were held by approximately 134 shareholders of record. The Transfer Agent for shares of the Company’s securities is Standard Registrar and Transfer Co., located at 440 E S Suite 200 Salt Lake City, UT 84111.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2025, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2025

None.

Issuances Subsequent to December 31, 2025

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

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues

We had no revenue for the years ended December 31, 2025 and 2024, respectively.

Operating Expenses

Operating expenses increased to $241,232 for the year ended December 31, 2025, from $76,877 for the year ended December 31, 2024. The increase in operating expenses was the result of increased stock-based compensation for the year ended December 31, 2025.

Other Income (Expenses)

We had other expenses of $23,122 for the year ended December 31, 2025, as compared with other income of $1,355,209 for the year ended December 31, 2024.

Our other expenses for the year ended December 31, 2025, consisted mainly of interest expense and a gain on settlement of debt. Our other expenses for the year ended December 31, 2024 consisted mainly of interest expense and loss on acquisition of assets netted against a gain on settlement of debt.

Net income (Loss)

We recorded a net loss of $264,354 for the year ended December 31, 2025, as compared with a net loss of $1,278,332 for the year ended December 31, 2024.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $4,229,711 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2025, we had total current assets of $0 and total assets in the amount of $50,000. Our total current liabilities as of December 31, 2025, were $761,517. We had a working capital deficit of $761,517 as of December 31, 2025, compared with a working capital deficit of $662,997 as of December 31, 2024.

Operating activities used $254,333 in cash for the year ended December 31, 2025, as compared with $63,268 used for the year ended December 31, 2024. Our negative operating cash flows for 2025 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities and a loss on acquisition of assets. Our negative operating cash flows for 2024 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities, a loss on acquisition of assets.

Cash flows provided by financing activities during the year ended December 31, 2025 amounted to $254,333, as compared with cash provided of $63,268 for the year ended December 31, 2024. Our positive financing cash flow for the year ended December 31, 2025 and 2024 resulted from proceeds from notes payable.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

Name	Age	Position(s)
Vighnesh Dobale	26	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Board of Directors

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

Background and Business Experience

The business experience during the past five years of each of the Company’s directors and executive officers is as follows:

Mr. Dobale has over five years of experience in fund management, trading, and financial services leadership. Since May 2023, he has served as Managing Director of Loyalty Liquidity, where he provides strategic leadership, oversees trading platform operations, implements compliance frameworks, and leads product development initiatives. From December 2021 to April 2023, Mr. Dobale was the Founder and Director of Loyalty FX Markets Limited, where he directed business growth, trading technology enhancements, and platform innovation. From January 2020 to November 2022, he worked as a Fund Manager and Trader at Future FX Markets Limited, where he developed and implemented investment strategies, conducted market analysis, and ensured regulatory compliance. Additionally, from 2021 through 2023, Mr. Dobale operated as a franchisee of Jio India, overseeing operational activities and customer engagement. From 2018 through 2019, he engaged in professional development and preparatory work in the financial markets sector. Mr. Dobale holds a Diploma from the University of Pune, earned between 2015 and 2018.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2025.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this Offering Circular, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s Board of Directors during 2025 and 2024 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Mr. Dobale, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Dobale collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of March 1, 2026, by: (i) each director and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each person known by the Company to beneficially own more than five percent (5%) of the Company’s outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated in the footnotes below, the Company believes that the beneficial owners listed below have sole voting and dispositive power with respect to the shares shown.

As of March 1, 2026, there were 51,783,583 shares of the Company’s common stock outstanding, which reflects the cancellation of 24,000,000 shares of common stock in October 2025 as part of a capital structure streamlining initiative.

Name of Beneficial Owner	Position	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Vighnesh Harinarayan Dobale	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Sole Director	35,000,000	67.59%
All directors and executive officers as a group (1 person)	—	35,000,000	67.59%

Footnotes: (1) The number of shares beneficially owned by each stockholder is determined in accordance with the rules issued by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, which includes the power to dispose of or to direct the disposition of such securities. Except as indicated in these footnotes, the Company believes, based on information furnished to it, that the individuals and entities named above have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to applicable community property laws. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, warrants, conversion rights or other rights exercisable within 60 days of the measurement date are deemed outstanding for purposes of calculating that person’s ownership, but not for purposes of calculating the ownership of any other person.

(2) On May 14, 2025, Vighnesh Harinarayan Dobale acquired a controlling equity interest in the Company through a private transaction not involving the Company, as disclosed in the Company’s Current Report on Form 8-K filed on May 21, 2025. Mr. Dobale is the Company’s sole officer and director and exercises voting and dispositive control over the securities reported above.

(3) In October 2025, the Company cancelled 24,000,000 shares of common stock as part of a capital structure streamlining initiative. The share cancellation did not involve any transfer of securities and did not affect the Company’s controlling shareholder. All ownership percentages in this table are calculated based on shares outstanding after giving effect to the cancellation.

Changes in Control

On May 14, 2025, Vighnesh Dobale acquired a controlling interest in the Company through the acquisition of common and preferred stock in a private transaction not involving the Company. As a result of this transaction, Mr. Dobale became, and remains, the Company’s controlling shareholder.

Other than the foregoing, there are no arrangements, including any pledge of securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Board of Directors is currently composed of one member accordingly we have no independent directors at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2025 and 2024 were $20,000 and $20,000, respectively, all of which was paid to Beckles & Co. Inc.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2025 and 2024 in the amounts of $0.00 and $0.00, respectively. All services performed by the Company’s Registered Public Accounting Firm, Beckles & Co. Inc. have been pre-approved by the Company’s Board of Directors.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2025 and 2024. There were no fees incurred to Beckles & Co. Inc. related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.

Financial Statements. The Company’s Balance Sheets as of December 31, 2025 and 2024, the Statements of Operations for the years ended December 31, 2025 and 2024, the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024, and the Statements of Cash Flows for the years ended December 31, 2025 and 2024, together with the notes thereto and the reports of Beckles & Co. Inc., as required by Item 8 are included in this 2025 Annual Report on Form 10-K as set forth in Item 8 above.

2.

Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (Nevada), as amended (1)
3.2	Amended and Restated Bylaws of the Company (1)
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit Footnotes:

(1)	Filed as exhibits to the Company’s Registration Statement on Form 10-12G originally filed with the Commission on July 26, 2024.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2024.

(b) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMP AI TECHNOLOGIES, INC.

Date: May 1, 2026	By:	/s/ Vighnesh Dobale
	Name:	Vighnesh Dobale
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 1, 2026	By:	/s/ Vighnesh Dobale
	Name:	Vighnesh Dobale
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

BMP AI TECHNOLOGIES, INC.

F- 1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BMP Technologies AI, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BMP Technologies AI, Inc as of December 31, 2025 and 2024, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

May 1, 2026

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

F- 2

BMP AI TECHNOLOGIES INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	-	-
Total current assets	-	-

Other Assets
Intangible assets	50,000	-

Total assets	50,000	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	211,649	201,628
Advances	127,650	127,650
Advances - Related party	80,680	80,680
Judgement payable	103,000	103,000
Notes payable - related party	7,000	7,000
Notes payable	231,538	143,039
Total current liabilities	761,517	662,997

Notes payable, net of debt discount	46,000	46,000

Total liabilities	807,517	708,997

Stockholders' deficit
Preferred stock, $0.0001 par value, 480,000,000 shares authorized,
0 and 0 shares issued and outstanding as of
December 31, 2025 and 2024, respectively	-	-
Class A Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
9,003,774 and 9,003,774 shares issued and outstanding as of
December 31, 2025 and 2024, respectively	1,200	900
Class B Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
3,500,000 and 3,500,000 shares issued and outstanding as of
December 31, 2025 and 2024, respectively	350	350
Common stock, $0.0001 par value, 2,500,000,000 shares authorized,
51,783,583 and 200,183 shares issued and outstanding as of
December 31, 2025 and 2024, respectively	5,178	20
Additional paid in capital	3,465,466	3,255,090
Accumulated deficit	(4,229,711)	(3,965,357)
Total stockholders' deficit	(757,517)	(708,997)

Total liabilities and stockholders' deficit	50,000	-

See accompanying notes to the audited consolidated financial statements

F- 3

BMP AI TECHNOLOGIES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the years ended
	December 31, 2025	December 31, 2024

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative	166,293	24,257
Professional fees	74,939	52,620
Total operating expenses	241,232	76,877

Loss from operations	(241,232)	(76,877)

Other income (expenses)
Interest expense	(26,287)	(17,248)
Gain on conversion of debt	3,165	2,092,457
Loss on acquisition of intangible assets	-	(720,000)
Total other income (expenses)	(23,122)	1,355,209

Net loss before tax provision	(264,354)	1,278,332
Tax provision	-	-
Net income (loss )	$(264,354)	$1,278,332

Net income (loss) per common share - basic and diluted	$(0.01)	$6.39

Weighted average number of common shares outstanding - basic and diluted	45,944,824	200,183

 See accompanying notes to the audited consolidated financial statements

F- 4

BMP AI TECHNOLOGIES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

									Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2023	9,003,774	900	3,500,000	350	200,183	20	2,535,090	(5,243,689)	(2,707,329)
Return of shares issued for asset purchase agreement	(9,000,000)	(900)	-	-	-	-	900	-	-
Shares issued for services	9,000,000	900					719,100	-	720,000
Net loss	-	-	-	-	-	-	-	1,278,332	1,278,332
Balance, December 31, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(3,965,357)	(708,997)
Conversion of Class A Preferred Stock to Common stock	(1,000,000)	(100)	-	-	50,000,000	5,000	(4,900)	-	-
Common shares issued for cash	-	-	-	-	14,590,000	1,459	144,441	-	145,900
Common shares issued to settle notes payable and interest					1,993,400	199	19,735	-	19,934
Conversion of Common stock to Class A Preferred Stock	4,000,000	400	-	-	(20,000,000)	(2,000)	1,600	-	-
Shares issued for asset purchase agreement					5,000,000	500	49,500		50,000
Net loss	-	-	-	-	-	-	-	(265,354)	(264,354)
Balance, December 31, 2025	12,003,774	1,200	3,500,000	350	51,783,583	5,178	3,465,466	(4,229,711)	(757,517)

 See accompanying notes to the audited consolidated financial statements

F- 5

BMP AI TECHNOLOGIES INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For the years ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net loss	$(264,354)	$1,278,332
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	-	720,000
Gain on settlement of notes payable and accrued liabilities	(3,165)	(2,092,457)
Allowance on note receivable
Changes in assets and liabilities
Accounts payable and accrued liabilities	13,186	30,857
Net cash used in operating activities	(254,333)	(63,268)

Cash Flows from Financing Activities:		-

Common stock issued for cash	145,900	-
Proceeds from notes payable	108,433	63,268
Net cash used in financing activities	254,333	63,268

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued to settle debt	$23,099	$-
Shares issued to acquire intangible assets	$50,000	$-

 See accompanying notes to the audited consolidated financial statements

F- 6

BMP AI TECHNOLOGIES INC AND SUBSIDIARIES

(FKA NEURALBASE AI LTD)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

F- 7

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the year ended December 31, 2025, the Company incurred net loss from operations of $264,354 and accumulated deficits of $4,229,711. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

F- 8

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2025 and 2024.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

F- 9

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2025 and 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2025 and 2024.

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

F- 10

NOTE 4 – ASSET PURCHASE AGREEMENT

On May 19, 2023, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired various proprietary assets and intellectual property for 5,000,000 restricted shares of common stock valued at $50,000.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. Management evaluated the assets and determined the value to $50,000 as of December 31, 2025.

NOTE 5 – NOTES PAYABLE

Promissory notes payable as of December 31, 2025 and 2024 consists of the following:

December 31, 2025	December 31, 2024
46,000	$46,000
5,000	5,000
5,000	5,000
28,500	28,500
9,667	9,667
-	12,439
-	4,495
-	3,000
8,670	8,670
3,000	3,000
5,565	5,565
6,500	6,500
20,000	20,000
3,045	3,045
2,230	2,230
2,500	2,500
4,500	4,500
13,005	13,005
5,923	5,923
5,000	-
5,000	-
4,000	-
10,000	-
4,155	-
9,000	-
2,000	-
5,000	-
500	-
5,000	-
9,791	-
2,476	-
3,500	-
500	-
5,000	-
5,000	-
18,644	-
2,295	-
11,572	-
277,538	$189,039

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

F- 11

During the year ended December 31, 2025, the Company issued various promissory notes amounting to $108,433 for general operating purposes. The notes carry a interest rate of 10% and are due on demand. On August 12, 2025, the noteholder agreed to settle three notes and accrued interest dated May 4, 2023, June 30, 2023, and August 9, 2023 amounting to $19,934 and $3,165 in accrued interest for 1,993,400 shares valued at $19,934. The difference between the value of the shares and settled debt was recorded to gain on forgiveness of debt on the Consolidated Statement of Operations. As of December 31, 2025 and 2024, the Company had notes due to this noteholder amounting to $183,371 and $94,872, respectively.

During the year ended December 31, 2025 and 2024, the Company recorded interest expense of $26,287 and $17,248, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has issued a promissory note amounting to $7,000 for general operating purposes to a related party. The note carries a interest rate of 5% and was due on July 14, 2019.

As of December 31, 2025 and 2024, the Company had advances due to related parties of $80,680 and $80,680, respectively. The amounts due bears no interest and are due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – STOCKHOLDERS’ EQUITY

As of December 31, 2025 and 2024, the Company had 51,783,583 and 200,183 shares of common stock issued and outstanding.

As of December 31, 2025 and 2024, the Company had 12,003,774 and 9,003,774 shares of Class A preferred stock issued and outstanding, respectively.

As of December 31, 2025 and 2024, the Company had 3,500,000 and 3,500,000 Class B preferred stock issued and outstanding, respectively.

On January 24, 2025, a shareholder converted 1,000,000 shares of the Company’s Series A Preferred Stock into 50,000,000 shares of Common Stock.

During the year ended December 31, 2025, the Company sold 14,590,000 shares of the Company’s Common Stock for $145,900 cash.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-12