Form 10-Q
period 2026-03-31
BMP AI Technologies, Inc.
filed 2026-05-20
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2026

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

As of May 20, 2026, the registrant had 51,783,583 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	-	-
Total current assets	-	-

Other Assets
Intangible assets	50,000	50,000

Total assets	50,000	50,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	222,807	211,649
Advances	127,650	127,650
Advances - Related party	80,680	80,680
Judgement payable	103,000	103,000
Notes payable - related party	7,000	7,000
Notes payable	258,778	231,538
Total current liabilities	799,915	761,517

Notes payable, net of debt discount	46,000	46,000

Total liabilities	845,915	807,517

Stockholders' deficit
Preferred stock, $0.0001 par value, 480,000,000 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Class A Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 9,003,774 and 9,003,774 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,200	1,200
Class B Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 3,500,000 and 3,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	350	350
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 51,783,583 and 51,783,583 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5,178	5,178
Additional paid in capital	3,465,466	3,465,466
Accumulated deficit	(4,268,109)	(4,229,711)
Total stockholders' deficit	(795,915)	(757,517)

Total liabilities and stockholders' deficit	50,000	50,000

See accompanying notes to the unaudited consolidated condensed financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative	9,731	2,438
Professional fees	22,592	14,000
Total operating expenses	32,323	16,438

Loss from operations	(32,323)	(16,438)

Other income (expenses)
Interest expense	(6,075)	(4,959)
Total other income (expenses)	(6,075)	(4,959)

Net loss before tax provision	(38,398)	(21,397)
Tax provision	-	-
Net income (loss )	$(38,398)	$(21,397)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	51,783,583	36,666,667

See accompanying notes to the unaudited consolidated condensed financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2025	12,003,774	1,200	3,500,000	350	51,783,583	5,178	3,465,466	(4,229,711)	(757,517)
Net loss	-	-	-	-	-	-	-	(38,398)	(38,398)
Balance, March 31, 2026	12,003,774	1,200	3,500,000	350	51,783,583	5,178	3,465,466	(4,268,109)	(795,915)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(3,965,357)	(708,997)
Conversion of Class A Preferred Stock to Common stock	(1,000,000)	(100)	-	-	50,000,000	5,000	(4,900)	-	-
Net loss	-	-	-	-	-	-	-	(21,397)	(21,397)
Balance, March 31, 2025	8,003,774	800	3,500,000	350	50,200,183	5,020	3,250,190	(3,986,754)	(730,394)

See accompanying notes to the unaudited consolidated condensed financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net loss	$(38,398)	$(21,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	11,158	(6,758)
Net cash used in operating activities	(27,240)	(28,155)

Cash Flows from Financing Activities:

Proceeds from notes payable	27,240	28,155
Net cash provided by financing activities	27,240	28,155

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the unaudited consolidated condensed financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

BMP AI technologies Inc. (fka Neuralbase AI LTD) (formerly known as Viratech Corp, Imperia Entertainment, Soleil Film and Television, Inc. Ameridream Entertainment, Inc. and Mc Smoothie’s, Inc. (the Company) was incorporated under the laws of the state of California as Acquisition Solutions on March 21, 2000. It became a Nevada corporation on July 18, 2006.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2026, the Company incurred net loss from operations of $38,398 and accumulated deficits of $4,268,109. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2026 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2026.

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

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. Management evaluated the assets and determined the value to $50,000.

NOTE 5 – Notes Payable

Promissory notes payable as of March 31, 2026 and December 31, 2025 consists of the following:

March 31, 2026	December 31, 2025
46,000	$46,000
5,000	5,000
5,000	5,000
28,500	28,500
9,667	9,667
8,670	8,670
3,000	3,000
5,565	5,565
6,500	6,500
20,000	20,000
3,045	3,045
2,230	2,230
2,500	2,500
4,500	4,500
13,005	13,005
5,923	5,923
5,000	5,000
5,000	5,000
4,000	4,000
10,000	10,000
4,155	4,155
9,000	9,000
2,000	2,000
5,000	5,000
500	500
5,000	5,000
9,791	9,791
2,476	2,476
3,500	3,500
500	500
5,000	5,000
5,000	5,000
18,644	18,644
2,295	2,295
11,572	11,572
6,887	-
20,353	-
304,778	$277,538

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

During the three months ended March 31, 2026, the Company issued various promissory notes amounting to $27,240 for general operating purposes. The notes carry a interest rate of 10% and are due on demand. As of March 31, 2026 and December 31, 2025, the Company had notes due to this noteholder amounting to $210,611 and $183,371, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $6,075 and $4,959, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has issued a promissory note amounting to $7,000 for general operating purposes to a related party. The note carries a interest rate of 5% and was due on July 14, 2019.

As of March 31, 2026 and December 31, 2025, the Company had advances due to related parties of $80,680 and $80,680, respectively. The amounts due bears no interest and are due on demand.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

As of March 31, 2026 and December 31, 2025, the Company had 51,783,583 and 200,183 shares of common stock issued and outstanding.

As of March 31, 2026 and December 31, 2025, the Company had 12,003,774 and 9,003,774 shares of Class A preferred stock issued and outstanding, respectively.

As of March 31, 2026 and December 31, 2025, the Company had 3,500,000 and 3,500,000 Class B preferred stock issued and outstanding, respectively.

On January 24, 2025, a shareholder converted 1,000,000 shares of the Company’s Series A Preferred Stock into 50,000,000 shares of Common Stock.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2026 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

Results of Operations

Revenues

There was no revenue for the three months ended March 31, 2026 and 2025

Operating Expenses

Operating expenses increased to $38,398 for the three months ended March 31, 2026, from $16,438 for the same period ended March 31, 2025.

Our operating expenses for all periods consisted mainly of professional fees and selling, general and administrative expenses. The increase in operating expenses was primarily a result of an increase in accounting fees during the three months ended March 31, 2026.

Other Income (Expenses)

We had other expenses of $6,075 for the three months ended March 31, 2026, as compared with other expenses of $4,959 for the three months ended March 31, 2025. The increase in other expenses is primarily a result of increased interest expense resulting from the Company issuing additional notes during 2026.

Net Loss

We recorded a net loss of $38,398 for the three months ended March 31, 2026, as compared with a net loss of $21,397 for the three months ended March 31, 2025. The increase in net loss is the result of the factors discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2026, the Company incurred a net loss of $38,398, and a accumulated deficit of $4,268,109. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As of March 31, 2026, we had no assets of $0. Our total current liabilities as of March 31, 2026 were $799,915. We had a working capital deficit of $799,915 as of March 31, 2026, compared with a working capital deficit of $761,517 as of December 31, 2025.

Operating activities used $35,124 in cash for the three months ended March 31, 2026, as compared with $10,594 used for the three months ended March 31, 2025. Our negative operating cash flows for 2026 and 2025 was largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

We used no cash in investing activities for the three months ended March 31, 2026 and 2025.

Cash flow provided from financing activities was $27,240 for the three months ended March 31, 2026, as compared with $28,155 provided by cash flows for financing activities during the three months ended March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

•

The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

•

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2026, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Certificate of Amendment filed with the Nevada Secretary of State (2)
3.3	Certificate of Change Pursuant to NRS 78.209 citing Reverse Stock Split (2)
3.3	Bylaws (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as Exhibits to the Company’s Registration Statement on Form 10-12G originally Filed with the Commission on July 26, 2024
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMP AI Technologies Inc.

Date: May 20, 2026	By:	/s/ Vighnesh Dobale
	Name:	Vighnesh Dobale
	Title:	Chief Executive Officer & Chief Financial Officer

