Form 10-Q
period 2026-06-30
BMP AI Technologies, Inc.
filed 2026-08-14
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2026

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

As of August 14, 2026, the registrant had 51,783,583 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025 (Restated)
ASSETS
Current assets
Cash	-	-
Total current assets	-	-

Other Assets
Intangible assets	50,000	50,000

Total assets	50,000	50,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	336,776	314,649
Advances	127,650	127,650
Advances - Related party	80,680	80,680
Notes payable - related party	7,000	7,000
Notes payable	266,772	231,538
Total current liabilities	818,878	761,517

Notes payable, net of debt discount	46,000	46,000

Total liabilities	864,878	807,517

Stockholders' deficit
Preferred stock, $0.0001 par value, 480,000,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Class A Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 5,003,774 and 5,003,774 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	500	500
Class B Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 3,500,000 and 3,500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	350	350
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 51,783,583 and 51,783,583 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5,178	5,178
Additional paid in capital	3,505,166	3,505,166
Accumulated deficit	(4,326,072)	(4,268,711)
Total stockholders' deficit	(814,878)	(757,517)

Total liabilities and stockholders' deficit	50,000	50,000

See accompanying notes to the consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	163	107,183	9,894	109,621
Professional fees	10,942	19,500	33,534	33,500
Total operating expenses	11,105	126,683	43,428	143,121

Loss from operations	(11,105)	(126,683)	(43,428)	(143,121)

Other expenses
Interest expense	(7,858)	(6,587)	(13,933)	(11,546)
Total other expenses	(7,858)	(6,587)	(13,933)	(11,546)

Net loss before tax provision	(18,963)	(133,270)	(57,361)	(154,667)
Tax provision	-	-	-	-
Net loss	$(18,963)	$(133,270)	$(57,361)	$(154,667)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	51,783,583	41,589,708	51,783,583	45,944,824

 See accompanying notes to the consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

							Additional		Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025 (Restated)	5,003,774	500	3,500,000	350	51,783,583	5,178	3,505,166	(4,268,711)	(757,517)
Net loss	-	-	-	-	-	-	-	(38,398)	(38,398)
Balance, March 31, 2026	5,003,774	500	3,500,000	350	51,783,583	5,178	3,505,166	(4,268,109)	(795,915)
Net loss	-	-	-	-	-	-	-	(18,963)	(18,963)
Balance, June 30, 2026	5,003,774	500	3,500,000	350	51,783,583	5,178	3,505,166	(4,287,072)	(814,878)

							Additional		Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(3,965,357)	(708,997)
Conversion of Class A Preferred Stock to Common stock	(1,000,000)	(100)	-	-	50,000,000	5,000	(4,900)	-	-
Net loss	-	-	-	-	-	-	-	(21,397)	(21,397)
Balance, March 31, 2025	8,003,774	800	3,500,000	350	50,200,183	5,020	3,250,190	(3,986,754)	(730,394)
Common shares issued for cash	-	-	-	-	9,590,000	959	94,941	-	95,900
Net loss	-	-	-	-	-	-	-	(133,270)	(133,270)
Balance, June 30, 2025	8,003,774	800	3,500,000	350	59,790,183	5,979	3,345,131	(4,120,024)	(767,764)

See accompanying notes to the consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net loss	$(57,361)	$(154,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	22,126	(679)
Net cash used in operating activities	(35,235)	(155,346)

Cash Flows from Financing Activities:
Proceeds from notes payable	35,235	59,446
Proceeds from sale of common stock	-	95,900
Net cash used in financing activities	35,235	155,346

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

 See accompanying notes to the consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NOTE 2 – RESTATEMENT

The Company has revised the current financial statement for the year ended December 31, 2025 to correct the accounting for shares issued for services and the cancelation of shares. During the year ended December 31, 2025, the Company issued 1,000,000 shares of Series A Preferred Stock in exchange for services. The shares were valued at $39,000.  In addition, a shareholder returned 4,000,000 shares of Series A Preferred Stock to the Company, and the Company subsequently canceled the returned shares.

Management evaluated the identified errors both quantitatively and qualitatively and determined that the errors were not material to the previously issued financial statements. Nevertheless, management concluded that correcting the errors in the current filing would provide more accurate presentation of the Company's financial position and results of operations. Accordingly, the comparative financial statements for the year ended December 31, 2025 have been revised to reflect the corrections. The corrections increased professional fees and net loss by $39,000 for the year ended December 31, 2025. The corrections to the equity accounts had no net impact on total stockholders' equity as of December 31, 2025.

The following table summarizes the effects of the corrections on the affected financial statement line items as of and for the year ended December 31, 2025:

	As Previously Reported	Adjustment	As Restated
As of December 31, 2025
Consolidated Balance Sheet
Series A Preferred Stock	$1,200	$(800)	$500
Additional paid in capital	$3,465,466	$39,700	$3,505,166
Accumulated deficit	$(4,229,711)	$(39,000)	$(4,268,711)
Total Stockholders' Equity	$757,517	$-	$757,517

For the year ended December 31, 2025
Statement of Operations:

Professional fees	$74,949	$39,000	$113,949
Loss from operations	$(280,232)	$(39,000)	$(319,232)
Net loss	$(264,354)	$(39,000)	$(303,354)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the six months ended June 30, 2026, the Company incurred net loss from operations of $57,361 and accumulated deficits of $4,326,072. These conditions raise substantial doubt about the Company's ability to continue as a going concern with one year after the date the financial statements are issued.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. Judgement payable has been reclassified to accounts payable and accrued liabilities. These reclassifications had no effect on the reported results of operations.

Principles of consolidation

The consolidated financial statements include the accounts of BMP AI technologies Inc. and its wholly owned subsidiaries Cambridge Golf, LLC, Body Symphony, LLC, and Medori, LLC. All significant inter-company transactions and balances have been eliminated.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2026 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2026.

Segment Reporting

The Company determined its reporting units in accordance with ASC 280, Segment Reporting. Reportable operating segments are determined based on the management approach, as defined by ASC 280, which is based on the way that the chief operating decision-maker (“CODM”) organizes segments within the Company for making operating decisions, assessing performance, and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates the Company. The Company operates as a single operating and reportable segment. The Company has identified its Chief Executive Officer as the CODM, who reviews the Company’s financial information for purposes of making operating decisions and assessing financial performance. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

Recent Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company has evaluated the impact of ASU 2025-05 on its financial statements and disclosures and has determined that it does not a have material impact on the financial statements.

 In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

 In December 2025, the FASB issued ASU 2025-12, Accounting Standards Codification Improvements, which clarifies guidance and makes minor improvements across various topics, including earnings per share, receivables, revenue, income taxes, and equity. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its financial statements and disclosures.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 5 – ASSET PURCHASE AGREEMENT

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

NOTE 6 – NOTES PAYABLE

Promissory notes payable as of June 30, 2026 and December 31, 2025 consists of the following:

June 30, 2026	December 31, 2025
46,000	$46,000
5,000	5,000
5,000	5,000
28,500	28,500
9,667	9,667
8,670	8,670
3,000	3,000
5,565	5,565
6,500	6,500
20,000	20,000
3,045	3,045
2,230	2,230
2,500	2,500
4,500	4,500
13,005	13,005
5,923	5,923
5,000	5,000
5,000	5,000
4,000	4,000
10,000	10,000
4,155	4,155
9,000	9,000
2,000	2,000
5,000	5,000
500	500
5,000	5,000
9,791	9,791
2,476	2,476
3,500	3,500
500	500
5,000	5,000
5,000	5,000
18,644	18,644
2,295	2,295
11,572	11,572
6,887	-
20,353	-
3,183	-
4,811	-
312,772	$277,538

The Company has issued various promissory notes amounting to $48,167 for general operating purposes. The notes carry a various interest rates ranging from 8 -15% and are due on demand.

The Company received approval from the U.S. Small Business Administration to fund the Company’s request for a loan under the SBA’s Economic Injury Disaster Loan Program (EDIL loan). In connection with the EDIL Loan, the Company has entered into the promissory note in principal amount of $46,000. The EDIL Loan is scheduled to mature in March 2052, has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EDIL loans as administered by the SBA.

During the six months ended June 30, 2026, the Company issued various promissory notes amounting to $35,235 for general operating purposes. The notes carry a interest rate of 10% and are due on demand. As of June 30, 2026 and December 31, 2025, the Company had notes due to this noteholder amounting to $218,605 and $183,371, respectively.

During the six months ended June 30, 2026 and 2025, the Company recorded interest expense of $13,933 and $11,546, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has issued a promissory note amounting to $7,000 for general operating purposes to a related party. The note carries a interest rate of 5% and was due on July 14, 2019 as is currently in default.

As of June 30, 2026 and December 31, 2025, the Company had advances due to related parties of $80,680 and $80,680, respectively. The amounts due bears no interest and are due on demand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – STOCKHOLDERS’ EQUITY

As of June 30, 2026 and December 31, 2025, the Company had 51,783,583 and 51,783,583 shares of common stock issued and outstanding.

As of June 30, 2026 and December 31, 2025, the Company had 5,003,774 and 5,003,774 shares of Class A preferred stock issued and outstanding, respectively.

Series A Preferred Shares convert at a ratio of 1:50, meaning every (1) one Series A Preferred Share shall convert into 50 shares of Common Stock of the Company. The holder of each share of Series A Preferred Stock shall also have such number of votes as is determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder; and (b) by 500.

As of June 30, 2026 and December 31, 2025, the Company had 3,500,000 and 3,500,000 Class B preferred stock issued and outstanding, respectively.

Series B Preferred Shares convert at a ratio of 1:25, meaning every (1) one Series A Preferred Share shall convert into 25 shares of Common Stock of the Company. The holder of each share of Series B Preferred Stock shall also have such number of votes as is determined by multiplying (a) the number of shares of Series B Preferred Stock held by such holder; and (b) by 50.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through August 14, 2026 the date the financial statements were issued, and noted no material subsequent events

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Revenues

We had no revenue for the three or six months ended June 30, 2026 and 2025

Operating Expenses

Operating expenses decreased to $11,105 for the three months ended June 30, 2026, from $126,683 for the same period ended June 30, 2025. Operating expenses decreased to $43,428 for the six months ended June 30, 2026, from $143,121 for the same period ended June 30, 2025. The decrease in operating expenses is mainly the result of the decrease in wages paid to our former CEO.

Other Expense

We had other expense of $7,858 for the three months ended June 30, 2026, as compared with other expenses of $6,587 for the three months ended June 30, 2025. We had other expense of $13,933 for the six months ended June 30, 2026, as compared with other expenses of $11,546 for the six months ended June 30, 2025. The increase in other expenses is mainly the result of an increase in interest expense resulting from the issuance of additional debt during 2026.

Net Loss

We recorded a net loss of $18,963 for the three months ended June 30, 2026, as compared with a net loss of $133,270 for the three months ended June 30, 2025. We recorded a net loss of $57,361 for the six months ended June 30, 2026, as compared with a net loss of $154,667 for the six months ended June 30, 2025.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $4,326,072 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of June 30, 2025, we had total current assets in the amount of $0. Our total current liabilities as of June 30, 2026 were $818,877. We had a working capital deficit of $818,877 as of June 30, 2026, compared with a working capital deficit of $761,517 as of December 31, 2025.

Operating activities used $35,235 in cash for the six months ended June 30, 2026, as compared with $155,346 used for the six months ended June 30, 2025. Our negative operating cash flows for 2026 and 2025 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

Cash flow provided from financing activities was $35,235 for the six months ended June 30, 2026, as compared with $155,346 provided by cash flows for financing activities during the six months ended June 30, 2025. Our debt from financing activities consist the issuance of notes payable.

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

Off Balance Sheet Arrangements

As of June 30, 2026, there were no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2026, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended June 30, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

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

BMP AI Technologies Inc.

Date: August 14, 2026	By:	/s/ Vighnesh Dobale
	Name:	Vighnesh Dobale
	Title:	Chief Executive Officer & Chief Financial Officer

