Form 10-Q
period 2026-09-30
BMP AI Technologies, Inc.
filed 2026-11-13
CIK 1130781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2026

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

As of November 13, 2026, the registrant had 51,783,583 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	-	-
Total current assets	-	-

Other Assets
Intangible assets	50,000	50,000

Total assets	50,000	50,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	344,132	314,649
Advances	127,650	127,650
Advances - Related party	80,680	80,680
Notes payable - related party	7,000	7,000
Notes payable	278,855	231,538
Total current liabilities	838,317	761,517

Notes payable, net of debt discount	46,000	46,000

Total liabilities	884,317	807,517

Stockholders' deficit
Preferred stock, $0.0001 par value, 480,000,000 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Class A Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 5,003,774 and 5,003,774 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	500	500
Class B Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 3,500,000 and 3,500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	350	350
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 51,783,583 and 51,783,583 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5,178	5,178
Additional paid in capital	3,505,166	3,505,166
Accumulated deficit	(4,345,511)	(4,268,711)
Total stockholders' deficit	(834,317)	(757,517)

Total liabilities and stockholders' deficit	50,000	50,000

See accompanying notes to the consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	7,333	51,979	17,227	161,600
Professional fees	4,750	33,141	38,284	66,641
Total operating expenses	12,083	85,120	55,511	228,241

Loss from operations	(12,083)	(85,120)	(55,511)	(228,241)

Other expenses
Gain on conversion of debt	-	3,165	-	3,165
Interest expense	(7,356)	(7,179)	(21,289)	(18,725)
Total other expenses	(7,356)	(4,014)	(21,289)	(15,560)

Net loss before tax provision	(19,439)	(89,134)	(76,800)	(243,801)
Tax provision	-	-	-	-
Net loss	$(19,439)	$(89,134)	$(76,800)	$(243,801)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	51,783,583	41,589,708	51,783,583	45,944,824

See accompanying notes to the consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	5,003,774	500	3,500,000	350	51,783,583	5,178	3,505,166	(4,268,711)	(757,517)
Net loss	.	-	-	-	-	-	-	(38,398)	(38,398)
Balance, March 31, 2026	5,003,774	500	3,500,000	350	51,783,583	5,178	3,505,166	(4,307,109)	(795,915)
Net loss	-	-	-	-	-	-	-	(18,963)	(18,963)
Balance, June 30, 2026	5,003,774	500	3,500,000	350	51,783,583	5,178	3,505,166	(4,326,072)	(814,878)
Net loss	-	-	-	-	-	-	-	(19,439)	(19,439)
Balance, September 30, 2026	5,003,774	500	3,500,000	350	51,783,583	5,178	3,505,166	(4,345,511)	(834,317)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	9,003,774	900	3,500,000	350	200,183	20	3,255,090	(3,965,357)	(708,997)
Conversion of Class A Preferred Stock to Common stock	(1,000,000)	(100)	-	-	50,000,000	5,000	(4,900)	-	-
Net loss	-	-	-	-	-	-	-	(21,397)	(21,397)
Balance, March 31, 2025	8,003,774	800	3,500,000	350	50,200,183	5,020	3,250,190	(3,986,754)	(730,394)
Common shares issued for cash	-	-	-	-	9,590,000	959	94,941	-	95,900
Net loss	-	-	-	-	-	-	-	(133,270)	(133,270)
Balance, June 30, 2025	8,003,774	800	3,500,000	350	59,790,183	5,979	3,345,131	(4,120,024)	(767,764)
Common shares issued for cash	-	-	-	-	5,000,000	500	49,500	-	50,000
Common shares issued to settle notes payable and interest					1,993,400	199	19,735	-	19,934
Conversion of Common stock to Class A Preferred Stock	4,000,000	400			(20,000,000)	(2,000)	1,600	-	-
Shares issued for intangible assets	-	-	-	-	5,000,000	500	49,500	-	50,000
Net loss	-	-	-	-	-	-	-	(89,134)	(89,134)
Balance, September 30, 2025	12,003,774	1,200	3,500,000	350	51,783,583	5,178	3,465,466	(4,209,158)	(736,964)

See accompanying notes to the consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the mine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Net loss	$(76,800)	$(243,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on settlement of notes payable and accrued liabilities		(3,165)
Changes in assets and liabilities
Accounts payable and accrued liabilities	29,483	6,500
Net cash used in operating activities	(47,317)	(240,466)

Cash Flows from Financing Activities:
Proceeds from notes payable	47,317	94,566
Proceeds from sale of common stock	-	145,900
Net cash used in financing activities	47,317	240,466

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for intangible assets	$-	$50,000
Shares issued to settle debt	$-	$23,099

See accompanying notes to the consolidated financial statements

BMP AI TECHNOLOGIES INC. AND SUBSIDIARIES

(FKA NEURALBASE AI LTD.)

NOTES TO CONDNESED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2026, the Company incurred net loss from operations of $76,800 and accumulated deficits of $4,345,511. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of BMP AI technologies Inc and its wholly owned subsidiaries Cambridge Golf, LLC, Body Symphony, LLC, and Medori, LLC. All significant inter-company transactions and balances have been eliminated.

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

There 250,188,700 and 87,500,000 additional shares issuable in connection with outstanding Series A and B Preferred shares as of September 30, 2026, respectively.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2026 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2026.

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

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. Management evaluated the assets and determined the value to $50,000. Management has evaluated the assets and determined that no impairment was of the asset was necessary as of September 30, 2026.

NOTE 5 – Notes Payable

Promissory notes payable as of September 30, 2026 and December 31, 2025 consists of the following:

September 30, 2026	December 31, 2025
46,000	$46,000
5,000	5,000
5,000	5,000
28,500	28,500
9,667	9,667
8,670	8,670
3,000	3,000
5,565	5,565
6,500	6,500
20,000	20,000
3,045	3,045
2,230	2,230
2,500	2,500
4,500	4,500
13,005	13,005
5,923	5,923
5,000	5,000
5,000	5,000
4,000	4,000
10,000	10,000
4,155	4,155
9,000	9,000
2,000	2,000
5,000	5,000
500	500
5,000	5,000
9,791	9,791
2,476	2,476
3,500	3,500
500	500
5,000	5,000
5,000	5,000
18,644	18,644
2,295	2,295
11,572	11,572
6,887	-
20,353	-
3,183	-
4,811	-
12,083	-
$324,855	$277,538

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

During the six months ended September 30, 2026, the Company issued various promissory notes amounting to $47,317 for general operating purposes. The notes carry a interest rate of 10% and are due on demand. As of September 30, 2026 and December 31, 2025, the Company had notes due to this noteholder amounting to $230,688 and $183,371, respectively.

During the nine months ended September 30, 2026 and 2025, the Company recorded interest expense of $21,289 and $18,725, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has issued a promissory note amounting to $7,000 for general operating purposes to a shareholder. The note carries a interest rate of 5% and was due on July 14, 2019 and is currently in default As of September 30, 2026, the Company owed $2,186 and $1,924 in accrued interest respectively.

As of September 30, 2026 and December 31, 2025, the Company had advances due to a shareholder of $80,680 and $80,680, respectively. The amounts due bears no interest and are due on demand.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

As of September 30, 2026 and December 31, 2025, the Company had 51,783,583 and 51,783,583 shares of common stock issued and outstanding.

As of September 30, 2026 and December 31, 2025, the Company had 5,003,774 and 5,003,774 shares of Class A preferred stock issued and outstanding, respectively.

As of September 30, 2026 and December 31, 2025, the Company had 3,500,000 and 3,500,000 Class B preferred stock issued and outstanding, respectively.

Series A Preferred Shares

The rights and preferences of the Series A Preferred Stock are summarized below:

Liquidation Preference. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to receive the applicable liquidation preference per share before any distribution of the Company’s assets to holders of stock ranking junior to the Series A Preferred Stock.

Conversion Rights. Each share of Series A Preferred Stock is convertible, at the holder’s option, into 50 shares of the Company’s common stock. Holders may convert all or any portion of their shares at any time, subject to applicable laws, rules and regulations.

Voting Rights. Each share of Series A Preferred Stock entitles its holder to 500 votes.

Series B Preferred Shares

The rights and preferences of the Series A Preferred Stock are summarized below:

Priority. The Series B Preferred Stock ranks junior to the Series A Preferred Stock with respect to dividend payments and distributions of assets upon liquidation, dissolution or winding up of the Company.

Conversion Rights. Each share of Series B Preferred Stock is convertible, at the holder’s option, into 25 shares of the Company’s common stock. Holders may convert all or any portion of their shares at any time, subject to applicable laws, rules and regulations.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through November 13, 2026, and noted no material subsequent events

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

Results of Operations for the Three Months Ended September 30, 2026 and 2025

Revenues

We had no revenue for the three or nine months ended September 30, 2026 and 2025

Operating Expenses

Operating expenses decreased to $12,083 for the three months ended September 30, 2026, from $85,120 for the same period ended September 30, 2025. Operating expenses decreased to $55,511 for the nine months ended September 30, 2026, from $228,241 for the same period ended September 30, 2025. The decrease in operating expenses is mainly the result of the decrease in wages paid to our former CEO.

Other Expense

We had other expense of $7,356 for the three months ended September 30, 2026, as compared with other expenses of $4,014 for the three months ended September 30, 2025. We had other expense of $21,289 for the nine months ended September 30, 2026, as compared with other expenses of $15,560 for the nine months ended September 30, 2025. The increase in other expenses is mainly the result of an increase in interest expense resulting from the issuance of additional debt during 2026. Additionally, the Company had a gain on conversion of debt during the three and six months ended September 30, 2025.

Net Loss

We recorded a net loss of $19,439 for the three months ended September 30, 2026, as compared with a net loss of $89,134 for the three months ended September 30, 2025. We recorded a net loss of $76,800 for the nine months ended September 30, 2026, as compared with a net loss of $243,801 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $4,345,511 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of September 30, 2025, we had total current assets in the amount of $0. Our total current liabilities as of September 30, 2026 were $838,317. We had a working capital deficit of $838,317 as of September 30, 2026, compared with a working capital deficit of $761,517 as of December 31, 2025.

Operating activities used $17,317 in cash for the nine months ended September 30, 2026, as compared with $240,466 used for the nine months ended September 30, 2025. Our negative operating cash flows for 2026 and 2025 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

Cash flow provided from financing activities was $47,317 for the nine months ended September 30, 2026, as compared with $240,466 provided by cash flows for financing activities during the nine months ended September 30, 2025. Our debt from financing activities consists of the issuance of notes payable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of September 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2026, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended September 30, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

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

BMP AI Technologies Inc.

Date: November 13, 2026	By:	/s/ Vighnesh Dobale
	Name:	Vighnesh Dobale
	Title:	Chief Executive Officer & Chief Financial Officer

